Form 10-Q
period 2013-09-30
Arc Logistics Partners LP
filed 2013-12-18
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36168

ARC LOGISTICS PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	36-4767846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Fifth Avenue, 19th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1290

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 13, 2013, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC TERMINALS LP

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$973	$1,429
Trade accounts receivable	3,638	973
Due from related parties	611	842
Inventories	268	236
Other current assets	627	171

Total current assets	6,117	3,651

Property, plant and equipment, net	199,380	116,800
Intangible assets, net	39,597	3,687
Goodwill	15,162	6,730
Other assets	3,982	896

Total assets	$264,238	$131,764

Liabilities and partners’ capital:
Current liabilities:
Credit facility, current	$5,688	$—
Accounts payable	5,145	1,813
Due to related parties	130	123
Accrued expenses	2,476	1,464
Due to general partner	4,772	216
Deferred revenue, current portion	5	3
Other liabilities	24	—

Total current liabilities	18,240	3,619

Credit facility, net of current portion	106,875	30,500
Deferred revenue, net of current portion	56	56
Deposit payable	—	46

Commitments and contingencies

Issuance of preferred units	30,600	—

Partners’ capital (deficit):
General partner	121	(98)
Limited partners	108,346	97,641

Total partners’ capital	108,467	97,543

Total liabilities and partners’ capital	$264,238	$131,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC TERMINALS LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Third-party customers	$10,777	$2,723	$29,460	$9,756
Related parties	1,848	2,301	5,869	7,307

	12,625	5,024	35,329	17,063

Expenses:
Operating expenses	5,062	1,705	14,194	5,232
Selling, general and administrative	1,368	379	6,161	1,757
Selling, general and administrative - affiliate	624	698	1,842	1,985
Depreciation	1,548	823	4,154	2,474
Amortization	1,290	153	3,425	472

Total expenses	9,892	3,758	29,776	11,920

Operating income	2,733	1,266	5,553	5,143

Other income (expense):
Gain on bargain purchase of business	—	—	11,777	—
Other income	—	4	47	4
Interest expense	(1,456)	(349)	(4,889)	(967)

Total other income (expenses), net	(1,456)	(345)	6,935	(963)

Income before income taxes	1,277	921	12,488	4,180
Income taxes	3	3	18	40

Net Income	1,274	918	12,470	4,140
Net income attributable to preferred units	(600)	—	(1,546)	—

Net income attributable to partners’ capital	$674	$918	$10,924	$4,140

Allocation of net income to partners:
Net income allocated to general partner	$13	$18	$218	$83
Net Income allocated to subordinated unitholders	$661	$900	$10,706	$4,057

Earnings per limited partner unit:
Subordinated unit (basic)	$0.13	$0.18	$2.12	$0.80
Subordinated unit (diluted)	$0.10	$0.18	$1.63	$0.80

Weighted average number of limited partner units outstanding:
Subordinated units (basic)	5,050	5,050	5,050	5,050
Subordinated units (diluted)	6,550	5,050	6,550	5,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC TERMINALS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended,
	September 30,
	2013	2012
Cash flow from operating activities:
Net income	$12,470	$4,140
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,154	2,474
Amortization	3,425	472
Gain on bargain purchase of business	(11,777)	—
Amortization of deferred financing costs	1,639	323
Changes in operating assets and liabilities
Trade accounts receivable	(2,434)	352
Inventories	(13)	15
Other current assets	(456)	116
Other assets	(1,206)	—
Accounts payable	3,137	1,668
Accrued expenses	1,012	(205)
Due to general partner	4,556	(1,336)
Deferred revenue	2	(181)
Other liabilities	(22)	(6)

Net cash provided by operating activities	14,487	7,832

Cash flows from investing activities
Capital expenditures	(10,540)	(11,375)
Acquisitions	(82,000)	—

Net cash used in investing activities	(92,540)	(11,375)

Cash flows from financing activities
Cash distributions	(946)	(6,081)
Deferred financing costs	(3,519)	(1,123)
Repayments to credit facility	(35,938)	(21,500)
Proceeds from credit facility	118,000	31,500

Net cash provided by financing activities	77,597	2,796

Net decrease in cash and cash equivalents	(456)	(747)
Cash and cash equivalents, beginning of period	1,429	1,948

Cash and cash equivalents, end of period	$973	$1,201

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$3,497	$950
Cash paid for income taxes	18	40
Non-cash investing and financing activities:
Issuance of preferred units	30,000	—
Deemed distributions to preferred units	1,546	—
(Decrease) Increase in purchases of property plant and equipment in accounts payable and accrued expenses	(202)	1,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC TERMINALS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

		Partners’ Capital
	Preferred	General	Limited
	Units	Partner	Partners	Total
Partners’ (deficit) capital at December 31, 2012	$—	$(98)	$97,641	$97,543
Issuance of preferred units	30,000	—	—	—
Net income	—	249	12,221	12,470
Deemed distributions	1,546	(30)	(1,516)	(1,546)
Cash distributions	(946)	—	—	—

Partners’ capital at September 30, 2013	$30,600	$121	$108,346	$108,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC TERMINALS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Organization

Arc Terminals LP is a Delaware limited partnership formed in March 2007 to operate terminalling and other midstream energy businesses and assets. Arc Logistics Partners LP (“Arc Logistics”) is a Delaware limited partnership formed in July 2013 by Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC (the “sponsor” or “Lightfoot”), to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by Arc Logistics with the Securities and Exchange Commission (the “SEC”) and was declared effective on November 5, 2013. On November 6, 2013, Arc Logistics’s common units began trading on the New York Stock Exchange under the symbol “ARCX.” On November 12, 2013, Arc Logistics completed its initial public offering (the “IPO”) of 6,000,000 common units representing limited partner interests and on November 18, 2013, Arc Logistics completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option (together with the IPO, the “Offering”). Following the closing of the IPO, Arc Logistics includes the assets, liabilities and results of operations previously owned and operated by Arc Terminals LP and Arc Terminals GP LLC which consists of 14 terminals and other assets located in the East Coast, Gulf Coast and Midwest regions of the United States relating to the terminalling, storage, throughput and transloading of crude oil and petroleum products. In connection with the IPO, Arc Logistics acquired the LNG Interest (as defined below).

Unless the context suggests otherwise, references in this report to the “Partnership” for periods prior to the closing of the IPO refer to Arc Terminals LP and its subsidiaries and for periods on and after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context suggests otherwise, references to the “general partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals LP and for periods on and after the closing of the IPO refer to Arc Logistics GP LLC, which owns a non-economic general partner interest in the Partnership and all of the Partnership’s incentive distribution rights. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals LP to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals LP to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership’s results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the full year of 2013 or for any other period. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of the interim periods. The unaudited condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and under the rules and regulations of the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these financial statements do not include all of the disclosures required to be included in annual audited financial statements by GAAP and should be read along with the Partnership’s 2012 audited consolidated financial statements and related notes included in Arc Logistics’ Rule 424(b)(4) prospectus filed with the SEC on November 7, 2013 (the “Prospectus”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the valuation of acquired businesses, goodwill and intangible assets and the useful lives of intangible assets and property, plant and equipment. Actual results could differ from those estimates.

Note 2—Initial Public Offering

The Offering

On November 6, 2013, Arc Logistics’s common units began trading on the New York Stock Exchange under the ticker symbol “ARCX.” On November 12, 2013, the Partnership closed the IPO at a price to the public of $19.00 per unit. On November 18, 2013, the Partnership completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option at a price to the public of $19.00 per unit.

In connection with the closing of the Offering, the following occurred:

•	Lightfoot contributed all of its limited partner interests in Arc Terminals LP and all of its limited liability company interests in Arc Terminals GP LLC in exchange for 68,617 common units and 5,146,264 subordinated units in the Partnership;

•	Center Oil contributed all of its limited partner interests in Arc Terminals LP in exchange for 11,685 common units and 876,391 subordinated units in the Partnership;

•	GCAC contributed its preferred units in Arc Terminals LP in exchange for 779 common units and 58,426 subordinated units in the Partnership and $29.8 million in cash;

•	Arc Terminals GP LLC and Arc Terminals LP merged with Arc Terminals GP LLC surviving the merger and then changing its name to Arc Logistics LLC;

•	The public, through the underwriters, contributed $129.0 million in cash in connection with the Offering (or $120.2 million, net of the underwriters’ discounts and structuring fees of $8.8 million) in exchange for the issuance of 6,786,869 common units by the Partnership (including the underwriters’ option to purchase additional common units).

•	The general partner maintained its non-economic general partner interest in the Partnership, and was issued 100.0% of the incentive distribution rights of the Partnership.

The $120.2 million of net proceeds from the Offering, (including the underwriters’ option to purchase additional common units and after deducting the underwriting discount and structuring fee), were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE Energy Financial Services (“GE EFS”) for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to the sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under the Partnership’s Amended and Restated Credit Facility (as defined below) by a net of approximately $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the Offering and the Amended and Restated Credit Facility.

Amended and Restated Credit Facility

On November 12, 2013, in connection with the closing of the IPO, the Partnership amended and restated its existing credit facility (the “Amended and Restated Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC (a wholly owned subsidiary of the Partnership) is the borrower. The Amended and Restated Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity. The Amended and Restated Credit Facility is available to pay costs associated with the Offering and the negotiation and closing of the Amended and Restated Credit Facility, to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows the Partnership to request that the maximum amount of the Amended and Restated Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Amended and Restated Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. The Partnership’s obligations under the Amended and Restated Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets other than the LNG Interest. The Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) and each of the Partnership’s future restricted subsidiaries (as such term is defined therein) will also guarantee the Amended and Restated Credit Facility. In connection with the Amended and Restated Credit Facility, the Partnership will recognize a one-time write off of approximately $2.7 million of unamortized debt issuance costs in the fourth quarter of 2013. The Amended and Restated Credit Facility will mature on November 12, 2018 (see “Note 16—Subsequent Events—Amended and Restated Credit Facility”).

Long-Term Incentive Plan

In connection with the IPO, the board of directors of the general partner adopted a long-term incentive plan (the “LTIP”) for employees, officers, consultants and directors of the general partner and any of its affiliates, including the sponsor, who perform services for the Partnership. Awards may be granted in the form of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Vesting and forfeiture requirements are at the discretion of the board of directors at the time of the grant. The board of directors has made 2,000,000 common units available under the LTIP, but no awards have been granted through the date of this filing.

Partnership Agreement

In connection with the IPO, the Partnership entered into an amended and restated partnership agreement. The amended and restated partnership agreement requires the Partnership to distribute its available cash on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ending December 31, 2013.

Contribution Agreement

In connection with the IPO, the Partnership entered into a contribution agreement pursuant to which, among other things, the ownership interests in Arc Terminals LP and Arc Terminals GP LLC were contributed to the Partnership at the closing of the IPO.

Services Agreement

In connection with the IPO, the Partnership entered into a services agreement with the general partner and the sponsor, which provides, among other matters, that the sponsor will make available to the general partner the services of its executive officers and employees who serve as the general partner’s executive officers, and that the Partnership, the general partner and the Partnership’s subsidiaries, as the case may be, are obligated to reimburse the sponsor for any allocated portion of the costs that the sponsor incurs in providing services to the Partnership, including compensation and benefits to such employees of the sponsor, with the exception of costs attributable to the sponsor’s share-based compensation.

Registration Rights Agreement

In connection with the IPO, the Partnership entered into a registration rights agreement with the sponsor. Pursuant to the registration rights agreement, the Partnership is required to file a registration statement to register the common units issued to the sponsor and the common units issuable upon the conversion of the subordinated units upon request of the sponsor. In addition, the registration rights agreement gives the sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses. These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

Assignment and Equity Purchase Agreement with GE EFS

In connection with the IPO, the Partnership entered into an assignment and equity purchase agreement with an affiliate of GE EFS that enabled the Partnership to acquire a 10.3% interest in Gulf LNG Holdings. Approximately, $72.7 million of the proceeds from the IPO were used to acquire the LNG Interest on the closing date of the IPO.

Note 3—Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Partnership includes demand deposits with banks and all highly liquid investments with original maturities of three months or less in cash and cash equivalents. These balances are valued at cost, which approximates fair value. Cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2013 and December 31, 2012, the Partnership had balances that were in excess of this limit.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership reserves for specific trade accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. The Partnership regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts as of September 30, 2013 and December 31, 2012. During the nine months ended September 30, 2013, the Partnership wrote off less than $0.1 million of uncollectible receivables. No other amounts have been deemed uncollectible in the periods presented in the condensed consolidated statements of income.

Inventories

Inventories consist of additives which are sold to customers and mixed with the various customer-owned liquid products stored in the Partnership’s terminals. Inventories are stated at the lower of cost or estimated net realizable value. Inventory costs are determined using the first-in, first-out method.

Other Current Assets

Other current assets consist primarily of prepaid expenses and deposits.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation. The Partnership owns a 50% undivided interest in the property, plant and equipment at two terminal locations. At the time of acquisition, these assets were recorded at 50% of the aggregate fair value of the related property, plant and equipment. Expenditures for routine maintenance and repairs are charged to expense as incurred. Major improvements or expenditures that extend the useful life or productive capacity of assets are capitalized. Depreciation is recorded over the estimated useful lives of the applicable assets, using the straight-line method. The estimated useful lives are as follows:

Building and site improvements	5–40 years
Tanks and trim	2–40 years
Machinery and equipment	2–25 years
Office furniture and equipment	3–10 years

Capitalized costs incurred by the Partnership during the year for major improvements and capital projects that are not completed as of year-end are recorded as construction in progress. Construction in progress is not depreciated until the related assets or improvements are ready for intended use. Additionally, the Partnership capitalizes interest costs as a part of the historical cost of constructing certain assets and includes such interest in the property, plant and equipment line on the balance sheet. Capitalized interest for the nine months ended September 30, 2013 and 2012 was $0.3 million and $0.1 million, respectively.

Intangible Assets

Intangible assets primarily consist of customer relationships, acquired contracts and a covenant not to compete which are amortized on a straight-line basis over the expected life of each intangible asset.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. No impairment charges were recorded through September 30, 2013 and December 31, 2012.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Partnership uses an analysis of industry valuation metrics, including review of values of comparable businesses to estimate fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Based on the analysis at December 31, 2012, the Partnership believes that no impairment of goodwill exists and there are no indicators of impairments since this assessment. There were no actual impairments recorded against goodwill through September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Beginning Balance	$6,730	$6,730
Goodwill acquired	8,432	—
Impairment	—	—

Ending Balance	$15,162	$6,730

Other Assets

Other assets consist primarily of debt issuance costs related to a credit facility amendment entered into in February 2013 (see “Note 7—Debt”). Interest expense during the nine months ended September 30, 2013 and September 30, 2012 includes one-time write offs of approximately $0.8 million and $0 million, respectively, representing the unamortized debt issuance costs prior to the refinancing of the debt. Debt issuance costs are capitalized and amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. In addition, the Partnership has recorded approximately $1.2 million in deferred costs associated with the Offering. These costs will be offset against any proceeds in the Offering.

Deferred Revenue

Deferred revenue relates to customer contracts under which the customer has paid in advance for services not yet performed. The deferred revenue is recognized as the services are performed over the life of the contract.

Revenue Recognition

Revenues from leased tank storage and delivery services are recognized as the services are performed. Revenues also include the sale of excess products and additives which are mixed with customer-owned liquid products. Revenues for the sale of excess products and additives are recognized when title and risk of loss passes to the customer.

Income Taxes

Taxable income or loss of the Partnership generally is required to be reported on the income tax returns of the limited partners in accordance with the terms of the partnership agreement; and accordingly, no provision has been made in the accompanying consolidated financial statements for the limited partners’ federal income taxes. There are certain entity level state income taxes that are incurred at the Partnership level and have been recorded during the nine months ended September 30, 2013 and 2012.

Tax returns for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are open to IRS and state audits. The Partnership is not aware of any uncertain tax positions as of September 30, 2013 and December 31, 2012.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Level 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using this hierarchy.

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). The carrying amount of the Partnership’s prior term loan and line of credit approximated fair value due to its short-term nature and market rate of interest (Level 2).

The Partnership believes that its valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Limited Partners’ Net Income (Loss) Per Unit

The Partnership computes limited partners’ net income (loss) per unit by dividing its limited partners’ interest in net income (loss) by the weighted average number of units outstanding during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income (loss) per unit are made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires an entity to disclose information about financial instruments and derivative financial instruments that have been offset within the balance sheet, or are subject to a master netting arrangement or similar agreement, regardless of whether they have been offset within the balance sheet. In January 2013, the FASB issued standards to clarify the scope of transactions subject to the disclosure provisions including derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria established under GAAP, or that are subject to a master netting arrangement or similar agreement. Both standards are effective for interim and annual periods beginning on or after January 1, 2013, with required disclosures presented retrospectively for all comparative periods presented. The adoption of this guidance has not had a material impact on our financial statements.

In February 2013, the FASB issued new guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component; but does not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance requires presentation of significant amounts reclassified out of accumulated other comprehensive income into earnings by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard is effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance has not had a material impact on our financial statements.

In February 2013, the FASB issued new guidance that requires measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Disclosures are required of the nature and amount of the obligations as well as information about such obligations. The guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years, and should be applied retrospectively to all prior periods presented. The Partnership does not expect adoption of the new guidance to have a material impact on its financial position or results of operations.

Note 4—Acquisitions

Acquisitions

Gulf Coast Asphalt Company, L.L.C. Acquisition

On February 8, 2013, the Partnership acquired substantially all of the Mobile, AL and Saraland, AL operating assets related to the terminalling business of GCAC for approximately $85.0 million (“GCAC Purchase Price”) consisting of approximately $25.0 million in cash, $30.0 million in new preferred units (see “Note 8—Preferred Units”) in the Partnership and $30.0 million of assumed debt which was simultaneously extinguished at the acquisition closing by the Partnership.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”
(“ASC 805”). The GCAC Purchase Price exceeded the approximately $76.6 million fair value of the identifiable assets acquired accordingly, the Partnership recognized goodwill of approximately $8.4 million. The Partnership believes the primary items that generated goodwill are both the value of the synergies created between the acquired assets and its existing assets, and its expected ability to grow the business acquired by leveraging its existing customer relationships. Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the condensed consolidated statement of income.

GCAC is able to receive up to an additional $5.0 million in earnout payments based upon the throughput over the life of one customer contract and/or any modifications to the other acquired contracts whereby the revenue contribution to the Partnership is increased. As of September 30, 2013, no additional amounts have been paid or are owed to GCAC under this earnout provision.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$25,000
Debt assumed	30,000
Preferred units issued	30,000

Total consideration	$85,000

Allocation of purchase price:
Property and equipment	$39,242
Intangible assets	37,326
Goodwill	8,432

Net assets acquired	$85,000

Since the acquisition date of February 8, 2013 through September 30, 2013, the acquired GCAC assets earned approximately $13.2 million in revenue and $7.1 million of operating income.

The following unaudited condensed consolidated statements of income provide pro forma income statement information for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, which assumes the GCAC acquisition had occurred on January 1, 2012. The three months ended September 30, 2013 is not presented below because it would not be materially different from the information presented in the accompanying consolidated statements of income. The unaudited pro forma results reflect certain adjustments to the acquisition, such as increased depreciation and amortization expense on the fair value of the assets acquired. The following unaudited pro forma financial results are presented for comparative purposes only.

The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations (in thousands, except per unit amounts).

	Three	Nine
	Months Ended,	Months Ended,
	September 30,	September 30,
	2012	2013	2012
	(Unaudited proforma)
Total revenues	$7,967	$36,930	$25,473
Operating income	1,421	9,017	4,724

Net income	$564	$15,255	$1,719

Earnings per unit
Basic	$(0.01)	$2.66	$(0.02)
Diluted	$(0.01)	$2.05	$(0.02)

Motiva Enterprises LLC Acquisition

On February 21, 2013, the Partnership acquired substantially all of the operating assets related to the Brooklyn, NY terminal (the “Brooklyn Terminal”) of Motiva Enterprises LLC (“Motiva”) for approximately $27.0 million (“Motiva Purchase Price”) in cash.

The transaction was accounted for as a business combination in accordance with ASC 805. The fair value of the identifiable assets acquired of approximately $38.8 million exceeded the Motiva Purchase Price. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, the Partnership recognized a gain of approximately $11.8 million associated with the acquisition. The gain is included in the line item “Gain on bargain purchase of business” in the condensed consolidated statements of income. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.5 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the condensed consolidated statements of income.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$27,000

Allocation of purchase price:
Property and equipment	$36,749
Inventory	19
Intangible assets	2,009
Bargain purchase gain	(11,777)

Net assets acquired	$27,000

Since the acquisition date of February 21, 2013 through September 30, 2013, the Brooklyn Terminal earned approximately $4.1 million in revenue and $2.4 million of operating income.

The unaudited pro forma results related to the Motiva acquisition have been excluded as the nature of the revenue-producing activities previously associated with the Brooklyn Terminal have changed substantially post-acquisition from intercompany revenue to third-party generated revenue. In addition, historical financial information for the Brooklyn Terminal prior to the acquisition is not indicative of how the Brooklyn Terminal is being operated post acquisition by the Partnership and would be of no comparative value in understanding the future operations of the Brooklyn Terminal.

The above acquisitions were accounted for under the acquisition method of accounting whereby management utilized the services of third-party valuation consultants, along with estimates and assumptions provided by management, to estimate the fair value of the net assets acquired. The third-party valuation consultants utilized several appraisal methodologies including income, market and cost approaches to estimate the fair value of the identifiable assets acquired. The condensed consolidated balance sheet as of September 30, 2013 reflects the preliminary purchase price allocation based on available information. Management is reviewing the valuation and confirming the results to determine the final purchase price allocations, which are expected to be completed in the fourth quarter of 2013.

The recognition of additional long-term assets acquired or liabilities assumed may be identified as management completes its analysis and additional information is obtained about the facts and circumstances existing as of the acquisition date.

Note 5—Property, Plant and Equipment

As of September 30, 2013 and December 31, 2012, the Partnership’s property, plant and equipment consisted of (in thousands):

	September 30,	December 31,
	2013	2012
Land	$51,175	$20,804
Buildings and site improvements	32,644	15,310
Tanks and trim	88,099	61,338
Machinery and equipment	31,959	24,197
Office furniture and equipment	2,325	1,404
Construction in progress	8,347	4,762

	214,549	127,815
Less: Accumulated depreciation	(15,169)	(11,015)

Property, plant and equipment, net	$199,380	$116,800

Note 6—Intangible Assets

As of September 30, 2013 and December 31, 2012, the Partnership’s intangible assets consisted of (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	in Years	2013	2012
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-10	39,900	1,221
Noncompete agreements	2-3	741	85

		45,426	6,091
Less: Accumulated amortization		(5,829)	(2,404)

Intangible assets, net		$39,597	$3,687

The estimated future amortization expense is approximately $1.3 million in 2013, $5.1 million in 2014, $4.3 million in 2015, $3.9 million in 2016, $3.9 million in 2017 and $21.1 million thereafter.

Note 7—Debt

In January 2012, the Partnership entered into a $40.0 million credit facility that had an initial three year term and bore interest based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin was based on the leverage ratio as defined by the credit agreement, calculated at the beginning of each interest period. At the time of closing, the Partnership borrowed $22.0 million on the credit facility, applying $20.0 million to extinguish the Partnership’s prior revolving line of credit and pay transaction fees, and the balance was used for operations. The credit facility required the Partnership to maintain a leverage ratio of not more than 3.75 to 1.00, which decreased to 3.50 to 1.00 on or after March 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00. At December 31, 2012, the Partnership was in compliance with such covenants. At December 31, 2012, the interest rate was 3.47% and the balance outstanding on the credit facility was $30.5 million.

In February 2013, the Partnership amended the credit facility to include a $65.0 million term loan and a $65.0 million revolving line of credit. The amended credit facility had an initial three year term and bore interest based upon LIBOR plus an applicable margin. The applicable margin was based on the leverage ratio as defined in the credit agreement, calculated at the beginning of each interest period. At the time of the closing, the Partnership borrowed an additional $55.0 million which was used to satisfy the cash portion of the GCAC Purchase Price and to extinguish the debt acquired as a part of the GCAC acquisition. Also in February 2013, the Partnership borrowed an additional $27.0 million to complete the Motiva acquisition. The amended credit facility required the Partnership to maintain an initial leverage ratio of not more than 5.00 to 1.00, which decreased to 4.00 to 1.00 by

December 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00. As of September 30, 2013, the Partnership was in compliance with such covenants. The interest rate at September 30, 2013 was 4.18% and the balance outstanding on the amended credit facility was $112.6 million. In connection with the closing of the IPO, the Partnership amended and restated the amended credit facility. See “Note 16—Subsequent Events—Amended and Restated Credit Facility.”

Maturities of long-term debt at September 30, 2013 are as follows (in thousands):

2013	$813
2014	6,500
2015	9,750
2016	95,500

$112,563

Note 8—Preferred Units

In February 2013, the Partnership, as a part of the GCAC Purchase Price (see “Note 4—Acquisitions”), issued 1,500,000 preferred units to GCAC in exchange for $30.0 million. The preferred units ranked senior in liquidation preference and distributions to all existing and outstanding common and subordinated units, but similar to the common and subordinated units, the preferred units did not have any voting rights. The preferred units were entitled to 8% annual distributions, paid 45 days following each calendar quarter, assuming the Partnership remained in compliance with all related covenants in its credit facility. If for any reason the Partnership were to be unable to pay the quarterly distributions on time to the preferred unit holders, the distribution amount would have compounded at an 8% annual interest rate until paid.

The preferred units were redeemable for cash or convertible into the same class of units owned by the general partner (a wholly owned subsidiary of the Partnership’s majority limited partner) three years and six months from the date of closing. In addition, the preferred units were convertible at any time at the election of the preferred unit holders prior to the redemption date into the same class of units owned by the general partner at a predetermined price on a one for one basis. Further, at the time of an initial public offering the preferred unit holders could either choose to convert into subordinated or common units based upon availability or choose to be redeemed for cash from the proceeds thereof. The Partnership has recorded the preferred units as mezzanine equity in accordance with ASC Topic 480 Distinguishing Liabilities from Equity (“ASC 480”) due to the redeemable nature, at the option of the holders, of the preferred units at a fixed and determinable price based upon certain redemption events which are outside the control of the Partnership. As of September 30, 2013, the Partnership accrued for a deemed distribution to the preferred units of $0.6 million. During the nine months ended September 30, 2013, the Partnership paid $0.9 million in cash distributions to the preferred unit holders. In connection with the closing of the IPO, GCAC contributed the preferred units in exchange for 779 common units and 58,426 subordinated units in Arc Logistics and $29.8 million in cash (see “Note 2—Initial Public Offering—The Offering”).

Note 9—Partners’ Capital

5,050,000 subordinated units were outstanding as of September 30, 2013 and December 31, 2012, representing the limited partners’ 98% interest in the Partnership. The general partner held a 2% interest in the Partnership as of September 30, 2013 and December 31 2012. Subordinated units convert into common units on a one-for-one basis upon the occurrence of specified events as defined in the partnership agreement.

The partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. The partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.

The Partnership did not pay any cash distributions to its subordinated unitholders or general partner during the nine months ended September 30, 2013, whereas for the nine months ended September 30, 2012 the Partnership paid cash distributions totaling $6.1 million. The Partnership did not receive any contributions from its subordinated unitholders during the nine months ended September 30, 2013 and 2012, respectively. See “Note 16—Subsequent Events—Partnership Agreement”.

Note 10—Segment Reporting

The Partnership derives revenue from operating its 14 petroleum and petrochemical storage and terminal facilities. The 14 facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Note 11—Related Party Transactions

Pursuant to the partnership agreement, the general partner conducts, directs and manages all activities of the Partnership. The general partner is reimbursed on a monthly basis, or such other basis as may be determined, for: (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership and its subsidiaries and (ii) all other expenses allocable to the Partnership and its subsidiaries or otherwise incurred by the general partner in connection with operating the Partnership and its subsidiaries’ businesses (including expenses allocated to the general partner by its affiliates).

For the three months ended September 30, 2013 and 2012, the general partner incurred expenses of $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2013 and 2012, the general partner incurred expenses of $1.8 million and $2.0 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the selling, general and administrative - affiliate line on the condensed consolidated statements of income. As of September 30, 2013 and December 31, 2012, the Partnership had a payable of approximately $4.8 million and $0.2 million, respectively, to the general partner which is reflected as Due to general partner in the accompanying condensed consolidated balance sheets.

During 2007, the Partnership acquired seven terminals from Center Oil for $35.0 million in cash and 750,000 subordinated units in the Partnership. In connection with this purchase, the Partnership entered into a storage and throughput agreement (the Center Oil “Agreement”) with Center Oil whereby the Partnership provides storage and throughput services for various petroleum products to Center Oil at the terminals acquired by the Partnership in return for a fixed per barrel fee for each outbound barrel of Center Oil product shipped or committed to be shipped. The throughput fee is calculated and due monthly based on the terms and conditions as set forth in the Center Oil Agreement. In addition to the monthly throughput fee, Center Oil agrees to pay the Partnership a fixed per barrel fee for any additives added into product.

The initial term of the Agreement was five years. If notice is not provided by Seller, the Agreement will automatically renew for three additional three-year terms at rates adjusted for inflation as determined in accordance with the terms of the Agreement. The Agreement can be terminated by either party upon written notification of such party’s intent to terminate the Agreement at the expiration of such applicable term and must be received by the other party not later than 18 months prior to the expiration of the applicable term. The Agreement was renewed and amended in July 2012 for an additional three years.

During 2013, the Partnership acquired terminals assets from GCAC for $25.0 million in cash, $30.0 million of preferred units in the Partnership and the assumption of approximately $30.0 million in debt. In connection with this purchase, the Partnership entered into a storage and throughput agreement (the “GCAC Agreement 1”) with GCAC whereby the Partnership will provide storage and throughput services for various petroleum products to GCAC at the existing terminals acquired by the Partnership in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, the Partnership entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby the Partnership will build an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The terms of GCAC Agreement 1 and GCAC Agreement 2 are five years. These agreements can be terminated by either party upon written notification of such party’s intent to terminate these agreements at the expiration of such applicable term and must be received by the other party not later than 180 days prior to the expiration of the applicable term.

Note 12—Major Customers

Center Oil is a major customer which accounted for approximately 14% and 46% of the Partnership’s revenues during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, Center Oil accounted for approximately 16% and 43% of the Partnership’s revenues, respectively. The preceding revenues have been earned as the result of the Agreement described in “Note 11—Related Party Transactions.” In addition, the Partnership has an additional customer who comprised approximately 12% and 0% of the Partnership’s revenues for the three months ended September 30, 2013 and 2012, respectively, and 11% and 0% for the nine months ended September 30, 2013 and 2012, respectively.

Center Oil also accounted for approximately 13% and 46% of the Partnership’s trade accounts receivable at September 30, 2013 and December 31, 2012. In addition, an unrelated customer comprised approximately 9% of trade accounts receivable at both September 30, 2013 and December 31, 2012. Each of these customer relationships could potentially subject the Partnership to significant concentrations of credit risk.

Note 13—Commitments and Contingencies

The Partnership leases its corporate office space under a lease that expires in 2014. Future minimum lease payments under this office space lease at September 30, 2013 were less than $0.1 million for each of 2013 and 2014.

The Partnership has contingent liabilities that arise from time to time in the ordinary course of business. In management’s opinion, the ultimate outcome of these contingencies will not have a material adverse effect on the financial position or results of operations of the Partnership.

Note 14—Environmental Contingencies

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of September 30, 2013 and December 31, 2012.

Note 15—Risks and Uncertainties

The Partnership relies on its credit facility to fund short-term liquidity needs if internal funds are not available from the Partnership’s operations. Disruptions in the capital and credit markets could adversely affect the Partnership’s ability to draw on its credit facility or extend or refinance the credit facility.

The Partnership’s customers and suppliers also have exposure to risks that their businesses are adversely affected by worldwide financial uncertainty and any resulting potential disruptions in the capital and credit markets. The Partnership’s customers are concentrated in the oil and gas industry, an industry that is subject to significant volatility, both with respect to the market price and demand for crude and refined products.

Note 16—Subsequent Events

The Offering

On November 12, 2013, the Partnership closed the IPO at a price to the public of $19.00 per unit. On November 18, 2013, the Partnership completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option at a price to the public of $19.00 per unit. (See “Note 1—Business and Basis of Presentation” and “Note 2—Initial Public Offering—The Offering”).

Amended and Restated Credit Facility

On November 12, 2013, in connection with the closing of the IPO, the Partnership entered into the Amended and Restated Credit Facility (see “Note 2—Initial Public Offering—Amended and Restated Credit Facility”). The Amended and Restated Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity.

The Amended and Restated Credit Facility is available to pay costs associated with the Offering and the negotiation and closing of the Amended and Restated Credit Facility, to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes. The Partnership may request that the maximum amount of the Amended and Restated Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Amended and Restated Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. The Partnership’s obligations under the Amended and Restated Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets other than the LNG Interest. The Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) and each of the Partnership’s future restricted subsidiaries (as such term is defined therein) will also guarantee the Amended and Restated Credit Facility. In connection with the Amended and Restated Credit Facility, the Partnership will recognize a one-time write off of approximately $2.7 million of unamortized debt issuance costs in the fourth quarter of 2013. The Amended and Restated Credit Facility will mature on November 12, 2018.

Loans under the Amended and Restated Credit Facility will bear interest at a floating rate based upon the leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Amended and Restated Credit Facility will be subject to a commitment fee calculated based upon the Partnership’s leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Amended and Restated Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, make investments and make distributions.

The Amended and Restated Credit Facility requires the Partnership to maintain a leverage ratio (as such term is defined therein) of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a permitted acquisition or issuance of over $200 million of senior notes, and a minimum interest coverage ratio (as such term is defined therein) of not less than 2.50 to 1.00. If the Partnership issues over $200 million of senior notes, the Partnership will be subject to an additional financial covenant pursuant to which the Partnership’s secured leverage ratio (as such term is defined therein) must not be more than 3.50 to 1.00. The Amended and Restated Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default (as such term is defined therein) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Amended and Restated Credit Facility, termination of the commitments under the Amended and Restated Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Amended and Restated Credit Facility, the Partnership and the Partnership’s subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the facility are unconditionally guaranteed by the Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) and each of the Partnership’s future restricted subsidiaries (as such term is defined therein).

Long-Term Incentive Plan

In connection with the IPO, the board of directors of the general partner adopted the LTIP for employees, officers, consultants and directors of the general partner and any of its affiliates, including the sponsor, who perform services for the Partnership. Awards may be granted in the form of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Vesting and forfeiture requirements are at the discretion of the board of directors at the time of the grant. The board of directors has made 2,000,000 common units available under the LTIP, but no awards have been granted through the date of this filing.

Partnership Agreement

In connection with the IPO, the Partnership entered into an amended and restated partnership agreement. The amended and restated partnership agreement requires the Partnership to distribute its available cash on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ending December 31, 2013.

Contribution Agreement

In connection with the IPO, the Partnership entered into a contribution agreement pursuant to which, among other things, the ownership interests in Arc Terminals LP and Arc Terminals GP LLC were contributed to the Partnership at the closing of the IPO.

Services Agreement

In connection with the IPO, the Partnership entered into a services agreement with the general partner and the sponsor, which provides, among other matters, that the sponsor will make available to the general partner the services of its executive officers and employees who serve as the general partner’s executive officers, and that the Partnership, the general partner and the Partnership’s subsidiaries, as the case may be, are obligated to reimburse the sponsor for any allocated portion of the costs that the sponsor incurs in providing services to the Partnership, including compensation and benefits to such employees of the sponsor, with the exception of costs attributable to the sponsor’s share-based compensation.

Registration Rights Agreement

In connection with the IPO, the Partnership entered into a registration rights agreement with the sponsor. Pursuant to the registration rights agreement, the Partnership is required to file a registration statement to register the common units issued to the sponsor and the common units issuable upon the conversion of the subordinated units upon request of the sponsor. In addition, the registration rights agreement gives the sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses. These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

Assignment and Equity Purchase Agreement with GE EFS

In connection with the IPO, the Partnership entered into an assignment and equity purchase agreement with an affiliate of GE EFS that enabled the Partnership to acquire a 10.3% interest in Gulf LNG Holdings. Approximately $72.7 million of the proceeds from the IPO were used to acquire the LNG Interest on the closing date of the IPO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments;

•	changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand;

•	changes in the long-term supply and demand of crude oil and petroleum products in the markets in which we operate;

•	actions taken by our customers, competitors and third party operators;

•	nonpayment or nonperformance by our customers;

•	changes in the availability and cost of capital;

•	unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets;

•	operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control;

•	the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and

•	the effects of future litigation.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in the Prospectus.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements, including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in our prospectus related to the initial public offering (the “IPO”) of Arc Logistics Partners LP, dated November 5, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2013 (the “Prospectus”).

Unless the context suggests otherwise, references in this report to “we,” “our,” “us,” or the “Partnership” for periods prior to the closing of the IPO refer to Arc Terminals LP and its subsidiaries and for periods on and after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context suggests otherwise, references to our “general partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals LP and for periods on and after the closing of the IPO refer to Arc Logistics GP LLC, which owns a non-economic general partner interest in us and all of our incentive distribution rights. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals LP to us upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals LP to us upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

The Initial Public Offering

Arc Terminals LP is a Delaware limited partnership was formed in March 2007 to operate terminalling and other midstream energy businesses and assets. Arc Logistics Partners LP (“Arc Logistics”) is a Delaware limited partnership formed in July 2013 by Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC (our “sponsor” or “Lightfoot”), to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by Arc Logistics with the SEC and was declared effective on November 5, 2013. On November 6, 2013, Arc Logistics’s common units began trading on the New York Stock Exchange under the symbol “ARCX.” On November 12, 2013, we completed the IPO of 6,000,000 common units representing limited partner interests and on November 18, 2013, we completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option (together with the IPO, the “Offering”). Following the closing of the IPO, we include the assets, liabilities and results of operations of previously owned and operated by Arc Terminals LP and Arc Terminals GP LLC which consists of 14 terminals and other assets located in the East Coast, Gulf Coast and Midwest regions of the United States relating to the terminalling, storage, throughput and transloading of crude oil and petroleum products, and the LNG Interest in connection with the LNG Facility (each as defined below) prior to our acquisition thereof in connection with the IPO.

In connection with the closing of the Offering, the following occurred:

•	Lightfoot contributed all of its limited partner interests in Arc Terminals LP and all of its limited liability company interests in Arc Terminals GP LLC in exchange for 68,617 common units and 5,146,264 subordinated units in us;

•	Center Oil contributed all of its limited partner interests in Arc Terminals LP in exchange for 11,685 common units and 876,391 subordinated units in us;

•	GCAC contributed its preferred units in Arc Terminals LP in exchange for 779 common units and 58,426 subordinated units in us and $29.8 million in cash;

•	Arc Terminals GP LLC and Arc Terminals LP merged with Arc Terminals GP LLC surviving the merger and then changing its name to Arc Logistics LLC;

•	The public, through the underwriters, contributed $129.0 million in cash in connection with the Offering (or $120.2 million, net of the underwriters’ discounts and structuring fees of $8.8 million) in exchange for the issuance of 6,786,869 common units by us (including the underwriters’ option to purchase additional common units).

•	Our general partner maintained its non-economic general partner interest in us, and was issued 100.0% of our incentive distribution rights.

The $120.2 million of net proceeds from the Offering, (including the underwriters’ option to purchase additional common units and, after deducting the underwriting discount and structuring fee), were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE Energy Financial Services (“GE EFS”) for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to us of approximately $29.8 million; (iii) repay intercompany payables owed to our sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under our Amended and Restated Credit Facility (as defined below) by a net of approximately $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the Offering and the Amended and Restated Credit Facility.

In connection with the IPO, the board of directors of the general partner adopted the LTIP for employees, officers, consultants and directors of the general partner and any of its affiliates, including the sponsor, who perform services for the Partnership. Awards may be granted in the form of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. Vesting and forfeiture requirements are at the discretion of the board of directors at the time of the grant. The board of directors has made 2,000,000 common units available under the LTIP, but no awards have been granted through the date of this report.

Amended and Restated Credit Facility

On November 12, 2013, in connection with the closing of the IPO, we amended and restated our existing credit facility (the “Amended and Restated Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC (a wholly owned subsidiary of ours) is the borrower. The Amended and Restated Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity. The Amended and Restated Credit Facility is available to pay costs associated with the Offering and the negotiation and closing of the Amended and Restated Credit Facility, to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows us to request that the maximum amount of the Amended and Restated Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Amended and Restated Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. Our obligations under the Amended and Restated Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest. We and each of our existing subsidiaries (other than the borrower) and each of our future restricted subsidiaries (as such term is defined therein) will also guarantee the Amended and Restated Credit Facility. In connection with the Amended and Restated Credit Facility, the Partnership will recognize a one-time write off of approximately $2.7 million of unamortized debt issuance costs in the fourth quarter of 2013. The Amended and Restated Credit Facility will mature on November 12, 2018 (see “Liquidity and Capital Resources—Credit Facility”).

Partnership Agreement

In connection with the IPO, we entered into an amended and restated partnership agreement. The amended and restated partnership agreement requires us to distribute our available cash on a quarterly basis, subject to certain terms and conditions, beginning with the quarter ending December 31, 2013.

Agreements with Affiliates in Connection with the Initial Public Offering

In connection with the IPO, we entered into certain agreements with our affiliates, as described in more detail below.

Contribution Agreement

In connection with the IPO, we entered into a contribution agreement pursuant to which, among other things, the ownership interests in Arc Terminals LP and Arc Terminals GP LLC were contributed to us at the closing of the IPO.

Services Agreement

In connection with the IPO, we entered into a services agreement with our general partner and our sponsor, which provides, among other matters, that our sponsor will make available to our general partner the services of its executive officers and employees who serve as our general partner’s executive officers, and that we, our general partner and our subsidiaries, as the case may be, are obligated to reimburse our sponsor for any allocated portion of the costs that our sponsor incurs in providing services to us, including compensation and benefits to such employees of our sponsor, with the exception of costs attributable to our sponsor’s share-based compensation.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with our sponsor. Pursuant to the registration rights agreement, we are required to file a registration statement to register the common units issued to our sponsor and the common units issuable upon the conversion of the subordinated units upon request of our sponsor. In addition, the registration rights agreement gives our sponsor piggyback registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses. These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

Assignment and Equity Purchase Agreement with GE EFS

In connection with the IPO, we entered into an assignment and equity purchase agreement with an affiliate of GE EFS that enabled us to acquire a 10.3% interest in Gulf LNG Holdings. Approximately $72.7 million of the proceeds from the IPO were used to acquire the LNG Interest on the closing date of the IPO.

Overview of Business

We are a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. We are principally engaged in the terminalling, storage, throughput and transloading of crude oil and petroleum products. We are focused on growing our business through the optimization, organic development and acquisition of terminalling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows.

Our primary business objective is to generate stable cash flows that enable us to pay quarterly cash distributions to our unitholders and, over time, increase our quarterly cash distributions. We intend to achieve this objective by evaluating long-term infrastructure needs in the areas we serve and by growing our network of energy logistics assets through expansion of our existing facilities, the construction of new facilities in existing or new markets and strategic acquisitions from our sponsor and third parties.

How We Generate Revenue

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. As of September 30, 2013, the weighted average term remaining on our customer contracts was approximately three years, and our top 15 customers by revenue have been customers at our facilities for an average of more than five years. We generate our revenues through the following fee-based services to our customers:

•	Storage and Throughput Service Fees. We generate revenues from our customers who reserve storage, throughput and transloading capacity at our facilities. Our services agreements typically allow us to charge our customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of our customers’ use of the facility.

•	Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon the activity levels of our customers.

We believe that the high percentage of take-or-pay storage and throughput service fees generated from a diverse portfolio of multi-year contracts, coupled with little exposure to commodity price fluctuations, creates stable cash flow and substantially mitigates our exposure to volatility in supply and demand and other market factors.

We also expect to receive cash distributions from the LNG Interest that was acquired on November 12, 2013, which we intend to account for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility with several integrated, multi-national oil and gas companies that went into commercial operation in October 2011.

Factors That Impact Our Business

The revenues generated by our logistics assets are generally driven by the storage, throughput and transloading capacity under contract. The regional demand for our customers’ products being shipped through our facilities drives the physical utilization of facilities and ultimately the revenues we receive for our services. Though substantially all of our services agreements require customers to enter into take-or-pay arrangements for committed storage or throughput capacity, our revenues can be affected by (1) the incremental fees that we charge our customers to receive and deliver product, (2) the length of any underlying back-to-back supply agreements that our customers have with their respective customers, (3) commodity pricing fluctuations when the existing contracted capacity is recontracted, (4) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product transported, (5) inflation adjustments in services agreements and (6) changes in the demand for ancillary services, such as heating, blending, and mixing our customers’ products between our tanks, railcars and marine operations.

We believe key factors that influence our business are (1) the short-term and long-term demand for and supply of crude oil and petroleum products, (2) the indirect impact that changes in crude oil and petroleum product pricing has on the demand and supply of logistics assets, (3) the needs of our customers together with the competitiveness of our service offerings with respect to location, price, reliability and flexibility, (4) current and future economic conditions; (5) potential regulatory implications and/or changes to local, state and federal laws; and (6) our ability and the ability of our competitors to capitalize on growth opportunities and changing market dynamics.

Supply and Demand for Crude Oil and Petroleum Products

Our results of operations are dependent upon the volumes of crude oil and petroleum products we have contracted to store, throughput and transload and, to a lesser extent, on the actual volumes of crude oil and petroleum products we store, throughput and transload for our customers. An important factor in such contracting is the amount of production and demand for crude oil and petroleum products. The production of and demand for crude oil and petroleum products are driven by many factors, including the price for crude oil and petroleum products, local and regional price dislocations, manufacturing processes, weather/seasonal changes and general economic conditions. To the extent practicable and economically feasible, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating multi-year contracts with take-or-pay features based on available capacity. However, an increase or decrease in the demand for crude oil and petroleum products in the areas served by our facilities will have a corresponding effect on (1) the volumes we actually store, throughput and transload and (2) the volumes we contract to store, throughput and transload if we are not able to extend or replace our existing customer contracts.

In the near-term, we expect demand for crude oil and petroleum products to remain stable. Even if demand for crude oil and petroleum products decreases sharply, however, our historical experience during recessionary periods has been that our results of operations are not materially impacted in the near term. We believe this is because of several factors, including (i) we mitigate the risk of reduced volumes and pricing by negotiating contracts with take-or-pay commitments based on available capacity and with multi-year terms and (ii) sharp decreases in demand for crude oil and petroleum products generally increase the short and medium-term need for storage of those products, as customers search for buyers at appropriate prices.

Prices of Crude Oil and Petroleum Products

Because we do not own any of the crude oil and petroleum products that we handle and do not engage in the marketing of crude oil and petroleum products, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, extended periods of depressed or elevated crude oil and petroleum product prices can lead producers and refiners to increase or decrease production of crude oil and petroleum products, which can impact supply and demand dynamics. Extended periods of depressed or elevated pricing for crude oil and petroleum products can impact our customers’ product movements.

If the future prices of crude oil and petroleum products are substantially higher than the then-current prices, also called market contango, our customers’ demand for excess storage generally increases. If the future prices of crude oil and petroleum products are lower than the then-current prices, also called market backwardation, our customers’ demand for excess storage capacity generally decreases. We seek to mitigate the impact of near-term commodity market price dynamics by generally entering into long-term agreements with our customers that have significant take-or-pay storage and throughput services fee components. However, the market has experienced long periods of contango and backwardation that impacted the demand for and supply of crude oil and petroleum products storage and throughput services and, in turn, our ability to successfully contract take-or-pay storage fees.

Pricing for crude oil is also dependent upon the markets in which it is purchased and sold. The pricing for crude oil is driven by certain benchmarks. For instance, a common crude oil pricing benchmark for Gulf Coast crude oil is the West Texas Intermediate price. The differential between where the crude oil is produced or purchased and the market rate of crude oil in the potential target markets can have a significant impact on the final location where product is delivered. We seek to mitigate our exposure to market fluctuations by entering into services agreements with our crude oil customers that generally have significant take-or-pay components.

Customers and Competition

We provide terminalling, storage, throughput and transloading services for a broad mix of third-party customers, including major oil and gas companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers. In general, the mix of services we provide to our customers varies on the business strategies of our customers, regional economies, market conditions, expectations for future market conditions and the overall competitiveness of our service offerings.

The level of competition varies heavily in the markets in which we operate and we compete with other terminal operators and logistics providers on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. The competitiveness of our service offerings could be significantly impacted by the entry of new competitors into the markets in which our facilities operate. We believe, however, that significant barriers to entry exist, particularly for our facilities with marine and rail access. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, such as environmental permitting, financing challenges, shortage of personnel with the requisite expertise and a finite number of sites with comparable connectivity suitable for development.

We continuously monitor the competitive environment, the evolving needs of our customers, current and forecasted market conditions and the competitiveness of our service offerings in order to maintain the proper balance between optimizing near-term earnings and cash flow and positioning the business for sustainable long-term growth. We have made significant investments to maintain flexible, high quality assets and because our core business services are storage, throughput and transloading, we believe we can be more flexible and responsive to the needs of our customers than many of our competitors.

Economic Conditions

The condition of credit markets may adversely affect our liquidity. In the recent past, world financial markets experienced a severe reduction in the availability of credit. Although we were not substantially impacted by this situation because of the long-term nature of our customer contracts, possible negative impacts in the future could include a decrease in the availability of credit. In addition, given the number of parties involved in the exploration, transportation, storage and throughput of crude oil, petroleum products and chemicals, we could experience a tightening of trade credit as a result of our customers’ inability to access their own credit.

Regulatory Environment

The movement and storage of crude oil, petroleum products and chemicals in the United States is highly regulated by local, state and federal governments and governmental agencies. As an energy logistics service provider, in order to remain in compliance with these laws, we could be required to spend incremental capital expenditures or incur additional operating expenses to service our customer commitments, which could impact our business.

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion, which we expect to both reduce our overall capital costs associated with increasing our storage, throughput and transloading capacity and shorten the duration of the associated development timelines. Certain of our infrastructure investments include rail transloading facilities capable of handling multiple products, expandable pipe manifolds and truck racks to handle additional storage and throughput capacity and marine facilities capable of handling up to Aframax capable vessels. As of September 30, 2013, we had an aggregate of over 70 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH and Madison, WI that allows us to increase our rail, marine and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities. Accordingly, we believe that we are well-positioned to grow organically in response to changing market conditions.

Future Trends and Outlook

We expect that certain trends and economic or industry-wide factors will continue to affect our business, both in the short and long term. Our expectations described below are based on assumptions made by us on the basis of information currently available to us. To the extent our underlying assumptions about or interpretation of available information prove to be incorrect, our actual results may vary materially from our expected results.

Existing Take-or-Pay Agreements

A portion of our services agreements are operating under automatic renewal terms that began upon the expiration of the primary contract term. While a portion of our capacity may only be subject to a one year commitment, historically these customers have continued to renew or expand their business. As of September 30, 2013, our top 15 customers by revenue have been customers at our facilities for an average of more than five years.

Supply of Storage Capacity

An important factor in determining the value of our available capacity and therefore the rates we charge for new contracts or contract renewals is whether a surplus or shortfall of available storage or rail capacity exists relative to the overall demand for storage or rail capacity in a given market area. We monitor local developments around each of our facilities closely. We believe that significant barriers to entry exist in the crude oil and petroleum products logistics business. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, shortage of personnel with the requisite expertise and a finite number of sites that are suitable for development.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring incremental SG&A expenses of approximately $2.9 million annually as a result of being a publicly traded partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NYSE listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

•	The historical consolidated financial statements do not include earnings from the LNG Interest acquired with proceeds from the IPO. We will account for the LNG Interest under the equity accounting method.

•	The acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY terminals closed in February 2013 and the historical consolidated financial statements do not reflect the full impact of these acquisitions on earnings.

•	We completed the construction of the Blakeley, AL truck rack and marine expansion projects in the fourth quarter of 2012 and the historical consolidated financial statements do not reflect the full impact of customer contracts that were executed as a result of these projects on earnings.

•	We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical condensed consolidated financial statements do not reflect the full impact of these earnings.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (i) storage services fees, (ii) throughput services and (iii) ancillary services; (2) our operating and selling, general and administrative expenses; and (3) Adjusted EBITDA.

We do not utilize non-cash depreciation and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives. In our period to period comparisons of our revenues and expenses set forth below, we analyze the following revenue and expense components:

Revenues

While our financial statements separately present revenue from third parties and related parties, we evaluate our business and characterize our revenues as derived from storage and throughput service fees and ancillary services fees. See “—How We Generate Revenue.”

Operating Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operating expenses. These expenses are comprised primarily of labor expenses, utility costs, additive expenses, insurance premiums, repair and maintenance expenses, health, safety and environmental compliance and property taxes. These expenses generally remain relatively stable across broad ranges of activity levels at our facilities but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenses by scheduling maintenance over time to avoid significant variability in our maintenance expenses and minimize their impact on our cash flow.

Selling, General and Administrative Expenses

While our financial statements separately present SG&A expenses and SG&A–affiliate expenses, we evaluate our SG&A expenses as a whole, which primarily consist of compensation of non-operating personnel, employee benefits, transaction costs, reimbursements to our general partner and its affiliates of SG&A expenses incurred in connection with our operations and expenses of overall administration.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets; (ii) the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; (iii) our ability to make distributions; (iv) our ability to incur and service debt and fund capital expenditures; and (v) our ability to incur additional expenses.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered as an alternative to net income. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is not a presentation made in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
Adjusted EBITDA Reconciliation	2013	2012	2013	2012
Net Income	$1,274	$918	$12,470	$4,140
Income taxes	3	3	18	40
Interest expense, net	1,456	349	4,889	967
Gain on bargain purchase of business	—	—	(11,777)	—
Depreciation	1,548	823	4,154	2,474
Amortization	1,290	153	3,425	472
One-time transaction expenses (a)	374	—	3,666	—

Adjusted EBITDA	$5,945	$2,246	$16,845	$8,093

(a)	The one-time transaction expenses relate to the due diligence and acquisition expenses associated with the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and the nine months ended September 30, 2013 and 2012 (in thousands, except operating data):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Third-party customers	$10,777	$2,723	$29,460	$9,756
Related parties	1,848	2,301	5,869	7,307

	12,625	5,024	35,329	17,063

Expenses:
Operating expenses	5,062	1,705	14,194	5,232
Selling, general and administrative	1,368	379	6,161	1,757
Selling, general and administrative - affiliate	624	698	1,842	1,985
Depreciation	1,548	823	4,154	2,474
Amortization	1,290	153	3,425	472

Total expenses	9,892	3,758	29,776	11,920

Operating income	2,733	1,266	5,553	5,143

Other income (expense):
Gain on bargain purchase of business	—	—	11,777	—
Other income	—	4	47	4
Interest expense	(1,456)	(349)	(4,889)	(967)

Total other income (expenses), net	(1,456)	(345)	6,935	(963)

Income before income taxes	1,277	921	12,488	4,180
Income taxes	3	3	18	40

Net Income	1,274	918	12,470	4,140
Net income attributable to preferred units	(600)	—	(1,546)	—

Net income attributable to partners’ capital	$674	$918	$10,924	$4,140

Other Financial Data:
Adjusted EBITDA	$5,945	$2,246	$16,845	$8,093

Operating Data:
Storage capacity (bbls) (1)	4,959,100	3,207,100	4,959,100	3,207,100
Throughput (mbpd) (2)	76.5	38.1	71.4	38.1

(1)	Represents barrels (“bbls”).
(2)	Represents thousands of barrels per day (“mbpd”).

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Storage Capacity. Storage capacity for the three months ended September 30, 2013 increased by 1.8 million bbls, or 54.6%, compared to the three months ended September 30, 2012. The increase was due to the acquisition of the Mobile, AL and Brooklyn, NY facilities in February 2013 and the completion of 150,000 barrels of new storage capacity for a customer in Mobile, AL.

Throughput Activity. Throughput activity for the three months ended September 30, 2013 increased by 38.4 mbpd, or 100.8%, compared to the three months ended September 30, 2012. The increase was due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and increased throughput activity in the Gulf Coast and East Coast terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended September 30, 2013 and 2012 (in thousands, except percentages).

	Three Months Ended,
	September 30,
	2013	2012	$ Change	% Change
Storage and throughput services fees	$11,053	$4,184	$6,869	164.2%
Ancillary services fees	1,572	840	732	87.1%

Total revenues	$12,625	$5,024	$7,601	151.3%

Revenues for the three months ended September 30, 2013 increased by $7.6 million, or 151.3% compared to the three months ended September 30, 2012. The $6.9 million, or 164.2%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, the execution of new services agreements and increased throughput and transloading activity. The $0.7 million, or 87.1%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL terminal and increased activity as it relates to heating and blending in the Gulf Coast facilities.

Operating Expenses. Operating expenses for the three months ended September 30, 2013 increased by $3.4 million, or 196.9% compared to the three months ended September 30, 2012. The increase in operating expenses was primary related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 as well as increased transloading and throughput activity in the Chickasaw, AL and Blakeley, AL terminals. The acquisitions and incremental activity led to an increase in contract labor of $0.9 million, salaries and wages of $0.8 million, utilities of $0.7 million, insurance expense of $0.3 million, property taxes of $0.1 million and compliance expense of $0.1 million.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended September 30, 2013 increased by $0.9 million, or 85.0% compared to the three months ended September 30, 2012. The increase in SG&A expense was related to an increase in non-recurring acquisition and Offering expenses of $0.6 million, professional fees of $0.2 million and salaries and wages of $0.1 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended September 30, 2013 increased by $0.7 million, or 88.1% compared to the three months ended September 30, 2012, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013. Amortization expense for the three months ended September 30, 2013 increased by $1.1 million, or 743.1% compared to the three months ended September 30, 2012, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013.

Interest Expense. Interest expense for the three months ended September 30, 2013 increased by $1.1 million, or 317.2% compared to the three months ended September 30, 2012, primarily due to higher outstanding borrowings under our credit facility as a result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013.

Net Income. Net income for the three months ended September 30, 2013 increased by $0.4 million, or 38.8%, compared to the three months ended September 30, 2012, primarily related to an increase in revenue of $7.6 million, offset by an increase in operating expenses of $3.4 million, an increase in SG&A expenses of $0.9 million related to the transaction expenses and Offering related expenses, and an increase in interest expense of $1.1 million.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2013 increased by $3.7 million, or 164.7% compared to the three months ended September 30, 2012. The increase in Adjusted EBITDA was primarily attributable to the acquisition activity in February 2013 (as explained above), as well as new service agreements and increased transloading and throughput activity, which resulted in an increase in revenues by $7.6 million offset by an increase in operating expenses of $3.4 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Storage Capacity. Storage capacity for the nine months ended September 30, 2013 increased by 1.8 million bbls, or 54.6%, compared to the three months ended September 30, 2012. The increase was due to the acquisition of the Mobile, AL and Brooklyn, NY facilities in February 2013 and the completion of 150,000 barrels of new storage capacity for a customer in Mobile, AL.

Throughput Activity. Throughput activity for the nine months ended September 30, 2013 increased by 33.3 mbpd, or 87.3%, compared to the nine months ended September 30, 2012. The increase was due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and increased throughput activity in the Gulf Coast and East Coast terminals.

Revenues. The following table details the types and amounts of revenues generated during the nine months ended September 30, 2013 and 2012 (in thousands except percentages).

	Nine Months Ended, September 30,
	2013	2012	$ Change	% Change
Storage and throughput services fees	$30,999	$14,322	$16,677	116.4%
Ancillary services fees	4,330	2,741	1,589	58.0%

Total revenues	$35,329	$17,063	$18,266	107.1%

Revenues for the nine months ended September 30, 2013 increased by $18.3 million, or 107.1% compared to the nine months ended September 30, 2012. The $16.7 million, or 116.4%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, the execution of new services agreements and increased throughput and transloading activity. The $1.6 million, or 58.0%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL terminal and increased activity as it relates to heating and blending in the Gulf Coast facilities.

Operating Expenses. Operating expenses for the nine months ended September 30, 2013 increased by $9.0 million, or 171.3% compared to the nine months ended September 30, 2012. The increase in operating expenses was primary related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 as well as increased transloading and throughput activity in the Chickasaw, AL and Blakeley, AL terminals. The acquisitions and incremental activity led to increase in contract labor of $2.9 million, salaries and wages of $2.1 million, utilities of $1.6 million, insurance expense of $0.9 million, property taxes of $0.3 million and compliance expense of $0.1 million.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2013 increased by $4.3 million, or 113.9% compared to the nine months ended September 30, 2012. The increase in SG&A expense was related to an increase in non-recurring acquisition and Offering expenses of $3.9 million, an increase in professional fees of $0.1 million and an increase in salaries and wages of $0.3 million.

Depreciation and Amortization Expense. Depreciation expense for the nine months ended September 30, 2013 increased by $1.7 million, or 67.9% compared to the nine months ended September 30, 2012, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013. Amortization expense for the nine months ended September 30, 2013 increased by $3.0 million, or 625.6% compared to the nine months ended September 30, 2012, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the acquisition of the Brooklyn, NY terminal in February 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Interest Expense. Interest expense for the nine months ended September 30, 2013 increased by $3.9 million, or 405.6% compared to the nine months ended September 30, 2012, primarily due to the refinancing of the existing credit facility, which occurred in conjunction with the acquisition of the Mobile, AL terminal, as well as higher outstanding borrowings under our credit facility due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities. The refinancing resulted in a write off of $0.8 million of previously deferred financing costs.

Net Income. Net income for the nine months ended September 30, 2013 increased by $8.3 million, or 201.2%, compared to the nine months ended September 30, 2012, primarily related to an increase in revenue of $18.3 million, the gain on bargain purchase of a business of $11.8 million offset by an increase in operating expenses of $8.9 million, an increase in SG&A expenses of $4.3 million related to the transaction expenses and Offering related expenses, and an increase in interest expense of $3.9 million.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2013 increased by $8.8 million, or 108.1%, compared to the nine months ended September 30, 2012. The increase in Adjusted EBITDA was primarily attributable to the acquisition activity in February 2013 (as explained above), as well as new service agreements and increased transloading and throughput activity, which resulted in an increase in revenues by $18.3 million offset by an increase in operating expenses of $9.0 million.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. We expect our sources of liquidity to include cash generated by our operations, borrowings under our Amended and Restated Credit Facility and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. Please read “—Cash Flows” and “—Capital Expenditures” for a further discussion of the impact on liquidity.

Following the Offering, we intend to pay a minimum quarterly distribution of $0.3875 per common unit and subordinated unit per quarter, which equates to $5.0 million per quarter, or $20.1 million per year, based on the number of common and subordinated units outstanding immediately after completion of the Offering. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.

Credit Facility

In January 2012, we entered into a $40.0 million revolving credit facility (the “existing credit facility”). The existing credit facility had an initial three-year term and bore interest based upon the London Interbank Offered Rate (“LIBOR”). As of December 31, 2012, the balance outstanding on the existing credit facility was $30.5 million at an interest rate of 3.47%. In February 2013, concurrent with the acquisitions of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities, we amended the existing credit facility. As amended, the existing credit facility had an initial three-year term and bore interest based upon either the base rate or LIBOR, in each case, plus an applicable margin. As of September 30, 2013, the outstanding balance on the existing credit facility was $112.6 million at an interest rate of 4.18%.

Concurrent with the closing of the IPO, we amended and restated our existing credit facility (the “Amended and Restated Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC (a wholly owned subsidiary of ours) is the borrower. The Amended and Restated Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity.

The Amended and Restated Credit Facility is available to pay costs associated with the Offering and the negotiation and closing of the Amended and Restated Credit Facility, to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows us to request that the maximum amount of the Amended and Restated Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Amended and Restated Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. Our obligations under the Amended and Restated Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest. We and each of our existing subsidiaries (other than the borrower) and each of our future restricted subsidiaries (as such term is defined therein) will also guarantee the Amended and Restated Credit Facility. The Amended and Restated Credit Facility will mature on November 12, 2018.

Loans under the Amended and Restated Credit Facility will bear interest at a floating rate based upon our leverage ratio, equal to, at our option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Amended and Restated Credit Facility will be subject to a commitment fee calculated based upon our leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Amended and Restated Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, make investments and make distributions.

The Amended and Restated Credit Facility requires us to maintain a leverage ratio (as such term is defined therein) of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a permitted acquisition or issuance of over $200.0 million of senior notes, and a minimum interest coverage ratio (as such term is defined therein) of not less than 2.50 to 1.00. If we issue over $200.0 million of senior notes, we will be subject to an additional financial covenant pursuant to which our secured leverage ratio (as such term is defined therein) must not be more than 3.50 to 1.00. The Amended and Restated Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default (as such term is defined therein) occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Amended and Restated Credit Facility, termination of the commitments under the Amended and Restated Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Amended and Restated Credit Facility, we and our subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the facility are unconditionally guaranteed by us and each of our existing subsidiaries (other than the borrower) and each of our future restricted subsidiaries (as such term is defined therein).

Cash Flows

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Nine Months Ended, September 30,
	2013	2012	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$14,487	$7,832	$6,655	85.0%
Investing activities	(92,540)	(11,375)	(81,165)	713.5%
Financing activities	77,597	2,796	74,801	2675.3%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $14.5 million for the nine months ended September 30, 2013 compared to $7.8 million for the nine months ended September 30, 2012. This $6.7 million increase across the periods was primarily attributable to a $4.2 million increase, an $8.3 million increase and a $6.0 million increase in cash provided by working capital, net income and depreciation and amortization, respectively, partially offset by the gain from a bargain purchase of a business of $11.8 million. Cash provided by changes in working capital of $4.2 million during the nine months ended September 30, 2013 was primarily due to a $5.9 million increase, a $1.5 million increase and a $1.2 million increase in amounts due to our general partner, accounts payable and accrued expenses, respectively, partially offset by an increase in trade accounts receivable of $2.8 million and an increase in other assets of $1.2 million, primarily due to the deferral of Offering expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of property and equipment divestitures as well as capital expenditures for expansion and maintenance. Net cash used in investing activities was $92.5 million for the nine months ended September 30, 2013. This cash was primarily used for the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, AL, Chickasaw, AL and Saraland, AL facilities. Net cash used in investing activities was $11.4 million for the nine months ended September 30, 2012. This cash was primarily used for capital spending related to construction and improvements at our Blakeley, AL terminal.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the existing credit facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $77.6 million for the nine months ended September 30, 2013, compared to $2.8 million for the nine months ended September 30, 2012. This $74.8 million increase was primarily attributable to an increase in borrowings of $86.5 million related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and a decrease in the distributions of $5.1 million offset by an increase in debt repayments of $14.4 million and an increase in deferred financing costs of $2.4 million.

Capital Expenditures

The terminalling and storage business is capital-intensive, requiring significant investment for the maintenance of existing assets and the acquisition or development of new facilities. We categorize our capital expenditures as either:

•	maintenance capital expenditures, which are cash expenditures made to maintain our long-term operating capacity or operating income; or

•	expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term.

We incurred maintenance and expansion capital expenditures for the three and nine months ended September 30, 2013 and 2012 as set forth in the following table (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
Maintenance capital expenditures	$829	$392	$1,490	$615
Expansion capital expenditures	2,649	1,576	91,252	9,717

Total capital expenditures	$3,478	$1,968	$92,742	$10,332

Capital expenditures for the three months ended September 30, 2013 increased by $1.5 million, or 76.7% compared to the three months ended September 30, 2012. The $0.4 million, or 111.5%, increase in maintenance capital expenditures was related to the implementation of the tank inspection program at the Mobile, AL terminal, tank repairs in Mobile, AL due to a rain storm event in the second quarter, various maintenance projects in Brooklyn, NY and upgrades to the fire system in Madison, WI. The $1.1 million, or 68.1%, increase in expansion capital expenditures was primarily the result of the completion of projects to expand our storage capacity in Mobile, AL and complete the marine facility upgrades in Blakeley, AL.

Capital expenditures for the nine months ended September 30, 2013 increased by $82.4 million, or 797.6% compared to the nine months ended September 30, 2012. The $0.9 million, or 142.3%, increase in maintenance capital expenditures was primarily due to various projects at the Mobile, AL and Brooklyn, NY facilities. The $81.5 million, or 839.1%, increase in expansion capital expenditures was primarily the result of acquiring the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013.

The Partnership’s capital funding requirements were funded by investments from our sponsor and borrowings under the existing credit facility. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations and with borrowings under our Amended and Restated Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Amended and Restated Credit Facility and the issuance of equity and debt securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Customer Concentration

As of September 30, 2013, our terminals had 45 customers with services agreements. For the three and nine months ended September 30, 2013, our five largest customers accounted for approximately 52% and 50% of our revenues, respectively. During the three months ended September 30, 2013, our two largest customers individually represented approximately 14% and 12% of our revenues. During the nine months ended September 30, 2013, our two largest customers individually represented approximately 16% and 11% of our revenues. No other customer accounted for 10% or more of our revenues during that period. Although we have contracts with customers of varying duration, if one or more of our major customers were to default on their contract or if we were to be unable to renew our contract with one or more of these customers on favorable terms, we might not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to risk of non-payment or non-performance to continue as long as we remain dependent on a relatively small number of customers for a substantial portion of our revenue.

Critical Accounting Policies and Estimates

As of September 30, 2013, there have been no significant changes to our critical accounting policies and estimates disclosed in the Prospectus.

Seasonality

The petroleum products and crude oil throughput in our terminals is directly affected by the level of supply and demand for petroleum products and crude oil in the markets served directly or indirectly by our assets, which can fluctuate seasonally. Certain of our facilities provide local markets with gasoline, distillate products and asphalt products and the throughput activity can vary based on summer travel activity, winter heating requirements and construction related activities. However, many effects of seasonality on our revenues will be substantially mitigated, as the significant majority of our revenues are generated through fixed monthly fees for storage and throughput services under multi-year contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

At September 30, 2013, we had $112.6 million of outstanding borrowings under the existing credit facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of September 30, 2013 was 4.16% per annum. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.3 million increase and a $0.8 million increase in interest expense for the three and nine months ended September 30, 2013, respectively, assuming, however, that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our general partner, including our general partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our general partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in the Prospectus. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2013, we priced the IPO of 6,000,000 common units representing limited partner interests at a price to the public of $19.00 per common unit. The offering was made pursuant to a registration statement on Form S-1, as amended, filed with the SEC and declared effective on November 5, 2013 (SEC File No. 333-191534). On November 12, 2013, we completed the IPO. On November 18, 2013, the underwriters exercised their option to purchase 786,869 additional common units. The underwriters were Citigroup Global Markets Inc., Barclays Capital Inc., SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, Stifel, Nicolaus & Company, Incorporated and Global Hunter Securities, LLC.

We received net proceeds from the Offering, including the underwriters’ option to purchase an additional 786,869 common units, of approximately $120.2 million, after deducting the underwriting discount and structuring fee. We used the net proceeds and borrowings under our Amended and Restated Credit Facility to: (i) fund the purchase of the LNG Interest from an affiliate of GE EFS for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to us of approximately $29.8 million; (iii) repay intercompany payables owed to our sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under our Amended and Restated Credit Facility by a net of approximately $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the Offering and our Amended and Restated Credit Facility.

In connection with the closing of the IPO and the Offering, the following transactions, among others, occurred:

•	Lightfoot contributed all of its limited partner interests in Arc Terminals LP and all of its limited liability company interests in Arc Terminals GP LLC in exchange for 68,617 common units and 5,146,264 subordinated units in us;

•	Center Oil contributed all of its limited partner interests in Arc Terminals LP in exchange for 11,685 common units and 876,391 subordinated units in us;

•	GCAC contributed its preferred units in Arc Terminals LP in exchange for 779 common units and 58,426 subordinated units in us and $29.8 million in cash; and

•	Our general partner maintained its non-economic general partner interest in us, and was issued 100.0% of our incentive distribution rights.

The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: December 18, 2013	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Arc Logistics Partners LP (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 21, 2013 (SEC File No. 333-191534)).

3.2	First Amended and Restated Agreement of Limited Partnership of Arc Logistics Partners LP, dated November 12, 2013, by and among Arc Logistics GP LLC, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC. (incorporated herein by reference to Exhibit 3.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.