Form 10-K
period 2013-12-31
Arc Logistics Partners LP
filed 2014-03-13
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36168

ARC LOGISTICS PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	36-4767846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 Fifth Avenue, 19th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant’s telephone number, including area code: (212) 993-1290

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on November 6, 2013.

As of March 7, 2014, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

Adjusted EBITDA: Represents net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is not a presentation made in accordance with GAAP. Please see the reconciliation of Adjusted EBITDA to net income in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Adjusted EBITDA.”

ancillary services fees: Fees associated with ancillary services, such as heating, blending and mixing our customers’ products that are stored in our tanks.

barrel or bbl: One barrel of petroleum products equals 42 U.S. gallons.

bcf/d: One billion cubic feet per day.

bpd: One barrel per day.

crude tall oil: A by-product of paper pulp processing and derived from coniferous wood used for a component of adhesives, rubbers and inks, and as an emulsifier.

expansion capital expenditures: Capital expenditures that we expect will increase our operating capacity or operating income over the long term. Examples of expansion capital expenditures include the acquisition of equipment or the construction, development or acquisition of additional storage, terminalling or pipeline capacity to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.

fuel oil: A liquid petroleum product used as an energy source. Fuel oil includes distillate fuel oil (No. 1, No. 2, No. 3 and No. 4) and residual fuel oil (No. 5 and No. 6).

GAAP: Generally accepted accounting principles in the United States.

GE EFS: GE Energy Financial Services, a unit of General Electric Capital Corporation, an indirect wholly owned subsidiary of General Electric Company.

JOBS Act: Jumpstart Our Business Startups Act.

LNG: Liquefied natural gas.

maintenance capital expenditures: Capital expenditures made to maintain our long-term operating capacity or operating income. Examples of maintenance capital expenditures include expenditures to repair, refurbish and replace storage, terminalling and pipeline infrastructure, to maintain equipment reliability, integrity and safety and to comply with environmental laws and regulations to the extent such expenditures are made to maintain our long-term operating capacity or operating income.

mbpd: One thousand barrels per day.

M3: Cubic meters.

methanol: A light, volatile, colorless liquid used as, among other things, a solvent, a feedstock for derivative chemicals, fuel and antifreeze.

NYSE: New York Stock Exchange.

PCAOB: Public Company Accounting Oversight Board.

storage and throughput services fees: Fees paid by our customers to reserve tank storage, throughput and transloading capacity at our facilities and to compensate us for the receipt, storage, throughput and transloading of crude oil and petroleum products.

transloading: The transfer of goods or products from one mode of transportation to another (e.g., from railcar to truck).

Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Arc Terminals,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods prior to November 12, 2013, the closing of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods on or after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals and references to our “General Partner” for periods on or after the closing of the IPO refer to Arc Logistics GP LLC, the General Partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

PART I

ITEM 1.	BUSINESS

Overview

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

Our primary business objective is to generate stable cash flows that enable us to pay quarterly cash distributions to unitholders and, over time, increase quarterly cash distributions. We intend to achieve this objective by evaluating long-term infrastructure needs in the areas we serve and by growing our network of energy logistics assets through expansion of existing facilities, the construction of new facilities in existing or new markets and strategic acquisitions from our Sponsor and third parties.

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. We generate revenues through the following fee-based services to our customers:

•	Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of the customers’ use of the facility. Storage and throughput services fees accounted for approximately 86% of our revenue for the year ended December 31, 2013 and approximately 83% for each of the years ended December 31, 2012 and 2011.

•	Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ activity levels. Ancillary service fees accounted for approximately 14% of our revenue for the year ended December 31, 2013 and approximately 17% for each of the years ended December 31, 2012 and 2011.

We believe that the high percentage of take-or-pay storage and throughput service fees generated from a diverse portfolio of multi-year contracts, coupled with minimal exposure to commodity price fluctuations, creates stable cash flow and lessens the exposure to market factors including supply and demand volatility.

We also receive cash distributions from the LNG Interest we acquired on November 12, 2013, which we account for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements with several integrated, multi-national oil and gas companies for all of the capacity of the LNG Facility that began commercial operation in October 2011.

Relationship with Lightfoot

Our Sponsor, Lightfoot, is a private investment vehicle that focuses on investing directly in master limited partnership-qualifying businesses and assets. Lightfoot investors include affiliates of, and funds under management by, GE EFS, Atlas Energy, LP, BlackRock Investment Management, LLC, Magnetar Financial LLC, CorEnergy Infrastructure Trust, Inc. and Triangle Peak Partners Private Equity, LP. Lightfoot intends to utilize us as a growth vehicle for its energy logistics business strategy to facilitate future organic expansion and acquisitions. Lightfoot has a significant interest in us through its ownership of a 40.3% limited partner interest, 100.0% of our General Partner and all of our incentive distribution rights.

Recent Developments

Portland Terminal

In January 2014, we extended our operational footprint and customer relationships into the West Coast market by executing a 15-year triple-net operating lease on a petroleum products terminal in Portland, Oregon (the “Portland Terminal”). The Portland Terminal is a rail/marine facility adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering heavy and light petroleum products. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) and a truck loading rack. The marine facilities are accessed through a neighboring terminal facility via a pipeline. The Portland Terminal offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

In connection with the Portland Terminal operating lease, Arc Terminals Holdings LLC, a wholly owned subsidiary of ours (“Arc Terminals Holdings”), as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment (the “First Amendment”) to the Credit Facility (as defined below) agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the operating lease agreement relating to the use of the Portland Terminal.

Initial Public Offering

In July 2013, Arc Logistics was formed for the purpose of the IPO. In November 2013, we completed our IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in us at a price to the public of $19.00 per common unit. In connection with the IPO, we amended and restated our existing revolving credit facility (“Credit Facility”).

The $120.2 million of net proceeds from the IPO (including the underwriters’ option to purchase additional common units and, after deducting the underwriting discount and structuring fee) were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE EFS for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to our Sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under our Credit Facility by $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the IPO and the Credit Facility.

Assets and Operations

As of December 31, 2013, our energy logistics assets are strategically located in the East Coast, Gulf Coast and Midwest regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, our facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. Our asset platform allows customers to meet the specialized handling requirements that may be required by particular products. Our combination of diverse geographic locations and logistics platforms gives us the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

Our assets consist of:

•	14 terminals in nine states located in the East Coast, Gulf Coast and Midwest regions of the United States with approximately 5.0 million barrels of crude oil and petroleum product storage capacity;

•	two rail transloading facilities near Mobile, Alabama with approximately 23,000 bpd of throughput capacity, 17,000 bpd of which is currently dedicated to crude oil throughput; and

•	the LNG Interest in connection with the LNG Facility, which has 320,000 cubic meters of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks.

The following table sets forth certain information regarding our assets:

Location	Principal Products	Capacity		Supply & Delivery Modes
Terminals:
Baltimore, MD (1)	Gasoline; Distillates; Ethanol	442,000 bbls		Pipeline; Railroad; Marine; Truck
Blakeley, AL (2)	Crude Oil; Asphalts; Fuel Oil	708,000 bbls		Marine; Truck
Brooklyn, NY	Gasoline; Ethanol	63,000 bbls		Pipeline; Marine; Truck
Chickasaw, AL	Crude Oil; Distillates; Fuel Oil; Crude Tall Oil	609,000 bbls		Railroad; Marine; Truck
Chillicothe, IL	Gasoline; Distillates; Ethanol; Biodiesel	273,000 bbls		Truck
Cleveland, OH - North	Gasoline;Distillates;Ethanol;Biodiesel	426,000 bbls		Pipeline; Railroad; Marine; Truck
Cleveland, OH - South	Gasoline;Distillates;Ethanol;Biodiesel	191,000 bbls		Pipeline; Railroad; Marine; Truck
Madison, WI	Gasoline; Distillates; Ethanol; Biodiesel	150,000 bbls		Pipeline; Truck
Mobile, AL – Main	Crude Oil; Fuel Oil; Asphalt	1,093,000 bbls		Marine; Truck
Mobile, AL - Methanol	Methanol	294,000 bbls		Marine; Truck
Norfolk, VA (3)	Gasoline; Distillates; Ethanol	212,600 bbls		Pipeline; Marine; Truck
Selma, NC	Gasoline; Distillates; Ethanol; Biodiesel	171,000 bbls		Pipeline; Truck
Spartanburg, SC (1)	Gasoline; Distillates; Ethanol	82,500 bbls		Pipeline; Truck
Toledo, OH	Gasoline; Distillates; Aviation Gas; Ethanol; Biodiesel	244,000 bbls		Pipeline; Railroad; Marine; Truck

Total Terminals		4,959,100 bbls

Transloading Facilities:
Chickasaw, AL	Crude Oil; Distillates; Fuel Oil; Crude Tall Oil	9,000 bpd
Saraland, AL	Crude Oil	14,000 bpd

Total Transloading Facilities		23,000 bpd

LNG Facility:
Pascagoula, MS (4)	LNG	320,000 M	[3]	Pipeline; Marine

(1)	The capacity represents our 50% share of the 884,000 barrels of available total storage capacity of the Baltimore, MD terminal and the 165,000 barrels of available total storage capacity of the Spartanburg, SC terminal. The terminals are co-owned with and operated by CITGO Petroleum Corporation (“CITGO”).
(2)	The physical location of this terminal is in Mobile, AL.
(3)	The physical location of this terminal is in Chesapeake, VA.
(4)	The capacity represents the full capacity of the LNG Facility. We own a 10.3% interest in Gulf LNG Holdings which owns the LNG Facility.

Terminals

Each of our terminals has unique operating characteristics that determine the available product and customer slate for that location. As of December 31, 2013, approximately 70% of our terminal capacity was under contract. The following specific terminal descriptions provide details regarding each of our facilities:

Baltimore, Maryland. The Baltimore terminal is a pipeline/marine facility located on property adjoining the Chesapeake Bay in Baltimore, Maryland. We have co-owned the facility equally with CITGO since we acquired our 50% undivided ownership interest in the facility in February 2010. CITGO is the operator of the terminal under a long-term co-tenancy in common agreement. The 20-acre site has 22 storage tanks with a total storage capacity of 884,000 barrels, of which 442,000 barrels are available to our customers. The terminal receives, stores, and delivers gasoline, distillates, and ethanol. Products are received and/or delivered via pipeline, railroad, marine barge or truck loading rack. The terminal has unit train unloading capabilities from a neighboring rail facility, which offers our customers the ability to deliver unit trains of ethanol into the terminal. The terminal offers bunkering services, ethanol blending and additive systems as ancillary services to our customers.

Blakeley, Alabama. The Blakeley terminal is a marine facility located on property adjoining the Tensaw River in Mobile, Alabama. We have owned and operated the facility since we acquired the partially constructed facility in May 2010. The 14-acre site has eight tanks with a total storage capacity of 708,000 barrels. The terminal currently receives, stores and delivers asphalt, crude oil, fuel oil, and recycled lube oils. Products are received and/or delivered via marine vessel (up to Aframax size vessels) or truck loading rack. The terminal offers both a steam and hot oil heating system as well as blending as ancillary services to its customers. The terminal is permitted for the construction of another 380,000 barrels of storage and has incremental land available to construct an additional 700,000 barrels of storage. The terminal is capable of connecting to a proprietary pipeline that feeds a major oil company refinery.

Brooklyn, New York. The Brooklyn terminal is a pipeline/marine facility on property adjoining Newtown Creek in Brooklyn, New York. We have owned and operated the facility since we acquired the facility in February 2013. The six-acre site has 10 tanks with a total storage capacity of 63,000 barrels. The terminal receives, stores, and delivers gasoline and ethanol. Products are received via pipeline, marine barge or truck loading rack and delivered via truck. The terminal offers one generic and two proprietary gasoline additive systems as ancillary services to its customers.

Chickasaw, Alabama. The Chickasaw terminal is a rail/marine facility located on property adjoining the Tensaw River in Chickasaw, Alabama. We have owned and operated the facility since we acquired the facility in May 2010. The 16-acre site has 17 tanks with a total storage capacity of 609,000 barrels. The terminal receives, stores, and delivers fuel oils, crude tall oil, marine diesel, and black liquor soap. Products are received and/or delivered via railroad, marine barge or truck loading rack. The terminal offers steam heating, blending, and railcar unloading/management as ancillary services to our customers.

Chillicothe, Illinois. The Chillicothe terminal is an inland facility located in Chillicothe, Illinois. We have owned and operated the facility since we acquired the facility in July 2007. The 33-acre site has 13 tanks with a total storage capacity of 273,000 barrels. The facility is capable of receiving/delivering gasoline, distillates, ethanol and biodiesel via truck. We are evaluating the facility to include the expansion into rail and marine capabilities to support asphalt or crude oil customers.

Cleveland, Ohio—North. The Cleveland North terminal is a pipeline/marine facility located in Cleveland, Ohio adjoining to the Cuyahoga River and is connected by pipeline to the Cleveland, Ohio—South Terminal. We have owned and operated the facility since we acquired it in July 2007. The 10-acre site has 23 tanks with a total storage capacity of 426,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, biodiesel, and ethanol. Products are received and/or delivered via pipeline, railroad, marine (up to Lake Tankers) or truck loading rack. The terminal offers railcar unloading, biodiesel blending, ethanol blending and proprietary and generic additive systems as ancillary services to our customers.

Cleveland, Ohio—South. The Cleveland South terminal is a pipeline/marine facility connected by pipeline to the Cleveland, Ohio-North Terminal. We have owned and operated the facility since we acquired it in July 2007. The three-acre site has seven tanks with a total storage capacity of 191,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, biodiesel, and ethanol. Products are received and/or delivered via pipeline, railroad, marine or truck loading rack. The terminal offers railcar unloading, biodiesel blending, ethanol blending and additive systems as ancillary services to our customers.

Madison, Wisconsin. The Madison terminal is a pipeline facility located in Madison, Wisconsin. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has five tanks with a total storage capacity of 150,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Mobile, Alabama—Main. The Mobile–Main terminal is a marine facility on property adjoining the Tensaw River located in Mobile, Alabama. We have owned and operated the facility since we acquired the facility in February 2013. The 29-acre site has 63 tanks with a total storage capacity of 1,093,000 barrels and an additional 30 acres of undeveloped land available for expansion projects. The terminal receives, stores, and delivers fuel oil, various grades of asphalts and crude oil. Products are received and/or delivered via marine (up to Aframax size vessels) or truck loading rack. The terminal offers a steam heating system, emulsions and polymer mills and on-site product testing laboratory as ancillary services to our customers.

Mobile, Alabama—Methanol. The Mobile–Methanol terminal is a marine facility located in Mobile, Alabama connected by pipeline to the Mobile–Main terminal. We have owned and operated the facility since we acquired the facility in February 2013. The 11-acre site has two tanks with a total storage capacity of 294,000 barrels. The terminal receives, stores, and delivers methanol. Product is received via ship (up to Aframax size vessels) and delivered via the truck loading rack.

Norfolk, Virginia. The Norfolk terminal is a pipeline/marine facility on property adjoining the Elizabeth River located in Chesapeake, Virginia. We have owned and operated the facility since we acquired the facility in July 2007. The 15-acre site has eight tanks with a total storage capacity of 212,600 barrels. The terminal receives, stores, and delivers gasoline, distillates, and ethanol. Products are received and/or delivered via pipeline, marine barge or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to its customers.

Selma, North Carolina. The Selma terminal is a pipeline facility located in Selma, North Carolina. We have owned and operated the facility since we acquired the facility in July 2007. The 21-acre site has five tanks with a total storage capacity of 171,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Spartanburg, South Carolina. The Spartanburg terminal is a pipeline facility located in Spartanburg, South Carolina. We have co-owned the facility equally with CITGO since we acquired our 50% ownership interest in the facility in October 2007. CITGO is the operator of the terminal under a long-term agreement. The nine-acre site has six tanks with a total storage capacity of 82,500 barrels available to our customers. The terminal currently receives, stores, and delivers gasoline, distillates, and ethanol. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Toledo, Ohio. The Toledo terminal is a pipeline/marine facility adjoining the Maumee River in Toledo, Ohio. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has 10 tanks with a total storage capacity of 244,000 barrels. The terminal receives, stores, and delivers gasoline, aviation gasoline, distillates, and ethanol. Products are received and/or delivered via pipeline, railroad or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Transloading Facilities

As of December 31, 2013, approximately 68% of our transloading capacity was under contract. The following descriptions provide details regarding each of our transloading facilities:

Chickasaw, Alabama. The Chickasaw transloading facility is a rail transloading facility located in Chickasaw, Alabama. We have owned and operated the facility since we acquired the facility in May 2010. The site has 18 railcar unloading spots, capable of servicing heated/non-heated petroleum product railcars. Products are received and/or delivered via railroad and delivered into tanks at the terminal or directly into trucks.

Saraland, Alabama. The Saraland transloading facility is a rail transloading facility located in Saraland, Alabama. We have owned and operated the facility since we acquired the facility in February 2013. The site has 26 railcar unloading spots, all of which are currently capable of servicing heated/non-heated petroleum product railcars. Products are received and/or delivered via railroad and unloaded to the truck loading racks.

LNG Facility

The LNG Facility is a regasification facility adjoining the Gulf of Mexico in Pascagoula, Mississippi. The state-of-the-art LNG Facility commenced commercial operations in October 2011. An affiliate of Kinder Morgan, Inc. (“Kinder Morgan”) is the operator of the terminal under a long-term management agreement. The 33-acre site has two tanks with a total storage capacity of 320,000 cubic meters and peak natural gas delivery rate of 1.5 billion cubic feet per day. The terminal has the ability to receive, store and regasify LNG. Products are received via marine vessel and delivered to third-party customers via pipeline. The facility has three primary interconnects to major pipeline networks including the Gulfstream Pipeline, Destin Pipeline, and the Pascagoula Supply Line. As of December 31, 2013, approximately 100% of the capacity was under contract through two 20-year terminal use agreements with firm reservation charges that commit payments regardless of product throughput. While the LNG Facility remains operationally ready to receive LNG, the customers of the LNG Facility are not currently shipping LNG cargoes to the LNG Facility for storage and regasification services due to global natural gas supply and demand economics. However, the customers of the LNG Facility continue to honor their contractual commitments under the terminal use agreements.

Gulf LNG Holdings is owned 50% by Southern Gulf LNG Company, L.L.C., the operator and an affiliate of Kinder Morgan, 30% by an affiliate of GE EFS, 9.7% by Lightfoot and 10.3% by us.

Customers and Competition

Customers

Our terminals collectively provide terminalling, storage, throughput and transloading services to a broad mix of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers.

As of December 31, 2013, our terminals had service agreements with 52 customers, with our top 15 customers by revenue having been customers at our facilities for an average of more than five years. The following table presents percentage of revenues associated with our top two and five customers, respectively, for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
Center Oil	16%	42%	50%
Specialty Fuels, Inc. (1)	N/A	N/A	10%

Total percentage of top 5 customers (2)	49%	66%	71%

Outside of those customers listed above, no other customer accounted for 10% or more of our revenues during the years ended December 31, 2013, 2012 and 2011.

(1)	Specialty Fuels, Inc. was not a top five customer for the years ended December 31, 2013 and 2012.
(2)	Customer concentration has been reduced as a result of revenue growth from acquisitions, new customer agreements and expansion projects.

Contracts

We enter into services agreements with customers to provide terminalling, storage, throughput and transloading services, for which we charge storage and/or throughput fees and/or ancillary services fees. Due to our geographic diversity, certain customers utilize multiple facilities and may have multiple services agreements.

The services agreements we enter into with customers typically have terms of one year to ten years. Many customers initially enter into long-term contracts that contain evergreen provisions that automatically renew for one-year terms upon the expiration of the initial term. The services agreements are customer specific and can provide a combination of terminalling, storage, throughput, transloading and ancillary services. As of December 31, 2013, 44% of our services agreements were operating under their evergreen portions in the services agreements. As of December 31, 2013, the weighted-average remaining term for all of our services agreements was approximately 2.5 years.

The terminal use agreements associated with the LNG Facility are two 20-year terminal use agreements with firm reservation charges that obligate the customers to make payments regardless of throughput activity. The contracts began when the LNG Facility commenced operations in October 2011 and are for 100% of the rated capacity of the LNG Facility. The contracts consist of a firm reservation charge for the reserved capacity and an operating fee for the reserved capacity that adjusts annually for inflation based on the Producer Price Index. The contractual obligations under the terminal use agreement with ENI USA Gas Marketing are supported by a parent guarantee, and the contractual obligations under the terminal use agreement with Angola LNG Supply Services are supported by parent guarantees from the consortium members that each cover a portion of the obligations thereunder.

Competition

We compete with other independent terminal operators as well as major oil companies on the basis of terminal location, services provided, safety and price. Competition from terminal operators primarily comes from refiners and distribution companies with marketing and trading functions. These companies tend to prioritize movement of their own products over their third-party customers. Accordingly, we believe that we are able to compete successfully because of our dependable service and our experience in responding to customer needs without conflicts.

Many major oil companies own extensive terminal networks. Although such terminals often have the same capabilities as terminals owned by independent operators, their primary focus is not on providing terminalling services to third parties. In many instances, major energy and chemical companies that own storage and terminalling facilities are also customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation modes. Major energy and chemical companies also need independent terminal storage when their own storage facilities are inadequate, either because of size constraints, optionality, the nature of the stored material or specialized handling requirements.

We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals, their access to various transportation modes, our independent strategy, our reputation, the prices we charge for our services and the quality, safety and versatility of our services. The competitiveness of our service offerings, including the rates we charge for new contracts or contract renewals, is affected by the availability of storage and rail capacity relative to the overall demand for storage or rail capacity in a given market area and could be significantly impacted by the entry of new competitors into the markets in which we operate. However, we believe that significant barriers to entry exist in the terminalling, storage and logistics business. These barriers include significant capital costs, execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise, and a finite number of sites suitable for development.

Seasonality

The volume of throughput in our facilities is directly affected by the regional supply and demand for petroleum products and crude oil in the markets served directly or indirectly by our assets, which can fluctuate throughout the year. Certain of our facilities provide local markets with crude oil, fuel oil, gasoline, distillate products and asphalt products and the throughput activity can vary based on refining output, summer travel activity, winter heating requirements and construction related activities. However, the impact of seasonality on our revenues will be substantially mitigated, as the significant majority of our revenues are generated through fixed monthly fees for storage and throughput services under multi-year take or pay contracts.

Employees

As of December 31, 2013, we employed 83 people who provide direct support to our operations. Only seven of our employees, or 8%, are covered by a collective bargaining agreement (the “CB Agreement”) with the Petroleum Trades Employees Union, an affiliate of Atlantic Independent Union, affiliated with Teamsters Local #312 (the “Union”), for the employees at the Brooklyn, NY terminal. The CB Agreement expires on April 30, 2016. We consider our employee relations to be good.

In connection with the IPO, we entered into a services agreement with our General Partner and our Sponsor, which provides, among other matters, that our Sponsor will make available to our General Partner the services of our Sponsor’s executive officers and employees who serve as our General Partner’s executive officers. Please read Part III, Item 10. “Directors, Executive Officers and Corporate Governance.”

Environmental and Occupational Safety and Health Regulation

General

The operation of terminals, pipelines, and associated facilities in connection with the receiving, handling storage and throughput of crude oil, petroleum products, chemicals and LNG is subject to extensive and frequently-changing federal, state and local laws, and regulations relating to the protection of the environment and our employees. Compliance with these laws and regulations may require the acquisition of permits to conduct regulated activities; restrict the type, quantities, and concentration of materials stored and transported; require new technologies to control pollutants that may be emitted or discharged into or onto to the land, air, and water; restrict the handling and disposal of solid and hazardous wastes; mandate the use of specific health and safety criteria addressing worker protection; and require remedial measures to mitigate pollution from former and ongoing operations. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate, and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected.

We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to incur significant expenditures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of crude oil, petroleum products, chemicals or LNG into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs of remediation activities to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury or property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

Hazardous Substances and Wastes

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, air, and surface water, and include measures to control pollution of the environment. These laws and regulations generally govern the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which is also known as Superfund, and comparable state laws, impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, transported or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency (the “EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we have the potential to generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where our materials were disposed.

We also have the potential to generate solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and petroleum products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses.

We currently own or operate properties where hydrocarbons and other hazardous materials are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste have been spilled or released by prior owners and operators on or under our properties. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties, including property in the surrounding areas near the properties, and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination to the extent we are not indemnified for such matters.

Air Emissions and Climate Change

Our operations are subject to the federal Clean Air Act, its implementing regulations, and comparable state and local statutes. These laws and regulations govern emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction and/or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations, and use specific emission control technologies to limit emissions. While we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions, we do not believe that our operations will be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climate changes, effective January 2, 2011, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs, pursuant to which these permitting programs have been designed to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States on an annual basis, as well as certain onshore oil and natural gas production, processing, transmission, storage, and distribution facilities on an annual basis. Our operations are currently not a major source of GHG emissions but future expansions or changes in operations or regulations may bring about substantial costs to bring our facilities in compliance with new regulations.

In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage and throughput services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

Water

Many of our terminals are located adjacent to or near rivers, lakes and other navigable waters. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws restrict the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in penalties and significant remedial obligations. The transportation and storage of crude oil, petroleum products or chemicals over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act of 1990 (“OPA”) and related state requirements. These requirements subject owners of covered facilities to strict, joint, and potentially unlimited liability for containment and removal costs, natural resource damages, and certain other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In some cases, in the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us.

Regulations under the Clean Water Act, the OPA and state laws also impose additional regulatory requirements on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at our facilities. In addition, the OPA requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted updated plans and received federal and state approvals necessary to comply with the OPA, the Clean Water Act and related regulations. We have trained employees who serve as company emergency responders and also contract with various spill-response specialists to ensure appropriate expertise is available for any contingency, including spills of crude oil or petroleum products, from our facilities. These employees receive annual refresher emergency responder training as well as annual and other periodic drills and training to ensure that they are able to mitigate spills or other releases, and control site response activities, either on their own or, if necessary, until various third-party spill-response specialists whom we engage are able to respond. Supporting our company emergency responders, as necessary, are various third-party spill-response specialists with whom we contract so that we may ensure appropriate expertise is available for any contingency from our facilities, including potential spills of crude oil, petroleum products or chemicals.

Stormwater runoff may come in contact with potential contamination and is required by both federal and state agencies to be permitted. Water sampling is required and if within acceptable limits, is allowed to be discharged. If future regulations require the capture and possible treatment of stormwater runoff, we may incur significant additional operating expenses for our operations.

The Clean Water Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

Endangered Species Act

The Endangered Species Act restricts activities that may affect endangered species or their habitats. We believe that we are in compliance with the Endangered Species Act. As a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to consider listing more than 250 species as endangered or threatened before completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where we conduct operations or the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Occupational Safety and Health

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, and local government authorities and citizens. We believe our operations are in substantial compliance with applicable OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Safety and Maintenance

We perform preventive and normal maintenance on all of our storage tanks, terminals, and ancillary systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulation. At our terminals, the storage tanks are subject to periodic external and internal inspections per the requirements of the American Petroleum Institute standard. Storage tanks designed for products with a vapor pressure of 1.52 pound-force per square inch absolute, or greater, are equipped with internal floating roofs to prevent potentially flammable vapor accumulation. In addition, in these facilities we have vapor combustion/recovery units to minimize regulated emissions.

Our terminal facilities have response plans, spill prevention and control plans, and other programs in place to respond to emergencies. Our truck loading racks are protected with fire-fighting systems in line with the rest of our facilities. We continually strive to maintain compliance with applicable air, solid waste, and wastewater regulations.

Our terminal facilities have a certain level of fire protection that is dictated by local, state and federal regulations. Our older facilities have been grandfathered in to comply with previous versions of some of these regulations. If fire protection regulations change, we may be required to incur substantial costs to change or construct new fire protection measures at our facilities.

On our pipelines, we use several methods to protect against corrosion including external coatings and cathodic protection systems. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor the effectiveness of these corrosion inhibiting systems. We also monitor the structural integrity of selected segments of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing, which conforms to federal, state and local standards. We accompany these assessments with a review of the data and mitigate or repair anomalies, as required, to ensure the integrity of the pipeline. We have initiated a risk-based approach to prioritizing the pipeline segments for future integrity assessments to ensure that the highest risk segments receive the highest priority for scheduling internal inspections or pressure tests for integrity.

Through our regulated pipeline, we are subject to extensive laws and regulations related to ownership, operation, and maintenance of a hazardous liquids pipeline. Federal guidelines for the U.S. Department of Transportation require companies to comply with regulations governing all aspects of design, operation, and maintenance including training, education, communication, and integrity. These regulations require pipeline operators to develop integrity management programs to evaluate pipelines and take precautions to protect “High Consequence Areas,” such as rivers, and highly populated areas. Although we plan to continue our various programs including integrity management, future changes or interpretations to the regulations could significantly increase the costs of compliance. In the normal course of our operations, we may incur significant and unanticipated capital and operating expenditures to perform recommended or required repairs and/or upgrades to ensure the continued safe and reliable operation of our pipeline.

Title to Properties and Permits

We believe we have all of the assets needed, including leases, permits and licenses, to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

We believe we have satisfactory title to all of our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our assets, nor will they materially interfere with the use of the assets in the operation of our business.

Insurance

Terminals, storage tanks, and similar facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We are insured under our property, liability and business interruption policies, subject to the deductibles and limits under those policies, which we believe are reasonable and prudent under the circumstances to cover our operations and assets. However, such insurance does not cover every potential risk associated with our operating pipelines, terminals and other facilities, and we cannot ensure that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage, or that these levels of insurance will be available in the future at commercially reasonable prices. As we continue to grow, we will continue to monitor our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

Available Information

Our principal executive offices are located at 725 Fifth Avenue, 19th Floor, New York, NY 10022, and our phone number is (212) 993-1290. We file annual, quarterly and current reports and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

We also make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our Internet website at www.arcxlp.com. In addition to the reports we file or furnish with the SEC, we publicly disclose material information from time to time in our press releases, in publicly available conferences and investor presentations, and through our website. The information on our website, or information about us on any other website, is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

There are many factors that may affect our business, financial condition and results of operations as well as investments in us. Unitholders and potential investors in our common units should carefully consider the risk factors set forth below, as well as the other information set forth elsewhere in this Annual Report on Form 10-K. If one or more of these risks were to materialize, our business, financial condition, results of operations and cash available for distribution could be materially and adversely affected. In that case, we may be unable to make distributions on our common units, the trading price of our common units may decline and you could lose all or a significant part of your investment. The following known material risks could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf. Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us that we currently consider immaterial or that are not specific to us, such as general economic conditions.

Risks Inherent in Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit per year. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the volumes of crude oil, petroleum products and chemicals that we handle;

•	the terminalling, storage, throughput, transloading and ancillary services fees with respect to volumes that we handle;

•	the market fundamentals surrounding the supply of and demand for crude oil, petroleum products and chemicals in the markets served by our facilities;

•	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;

•	competition from industry participants in our geographic markets;

•	damage to pipelines, facilities, rail infrastructure, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions, and other natural disasters and acts of terrorism;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	planned or unplanned shutdowns of the facilities owned by or supplying our customers;

•	prevailing economic and market conditions;

•	the risk of contract non-renewal or failure to perform by our customers, and our ability to replace such contracts and/or customers;

•	difficulties in collecting our receivables because of credit or financial problems of customers;

•	the effects of new or expanded health, environmental, and safety regulations;

•	governmental regulation, including changes in governmental regulation of the industries in which we operate;

•	the level of our operating, maintenance and general and administrative expenses;

•	changes in tax laws; and

•	force majeure events.

In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

•	the level and financing of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which we are a party; and

•	the amount of cash reserves established by our General Partner.

Other additional restrictions and factors may also affect our ability to pay cash distributions.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions in a given period even though we record net income.

The amount of cash available for distribution depends primarily on our cash flow from operations, including working capital borrowings, and not solely on profitability, which is affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Our business would be adversely affected if the operations of our customers experienced significant interruptions. In certain circumstances, the obligations of many of our key customers under their services agreements may be reduced or suspended, which would adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

We are dependent upon the uninterrupted operations of certain facilities owned, operated, managed or supplied by our customers, such as the exploration sites, refineries and chemical production facilities. Operations at our facilities and at the facilities owned, operated, or supplied by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events, including hurricanes and floods;

•	environmental remediation;

•	labor difficulties; and

•	disruptions in the supply of products to or from our facilities, including the failure of third-party pipelines or other facilities.

Additionally, terrorist attacks and acts of sabotage could target oil and gas production facilities, refineries, processing plants, terminals, and other infrastructure facilities.

Our services agreements with many of our key customers provide that if any of a number of events occur, including certain of those events described above, which we refer to as events of force majeure, and such event significantly delays or renders performance impossible with respect to one of our facilities, usually for a specified minimum period of days, our customer’s obligations would be temporarily suspended with respect to that facility. In that case, a significant customer’s minimum storage and throughput fees may be reduced or suspended, even if we are contractually restricted from recontracting out the storage space in question during such force majeure period, or the contract may be subject to termination. There can be no assurance that we are adequately insured against such risks. As a result, any significant interruption at one of our facilities or inability to transport products to or from these facilities or to or from our customers for any reason would adversely affect our results of operations, cash flow, and ability to make distributions to our unitholders.

Our ownership in each of the Baltimore, MD and Spartanburg, SC terminals represents a 50% ownership interest without the right to be the operator of the facilities, giving us limited influence on daily operating decisions.

We own a 50% undivided interest in each of the Baltimore, MD and Spartanburg, SC terminals whereby the co-owner and operator, CITGO, operates the terminals pursuant to an operating agreement, and in the future we may acquire interests in other terminals in which we do not serve as operator. In these situations, we are dependent upon the operator to operate the terminals efficiently and in compliance with applicable regulations. If the operator does not operate the terminals in a manner that minimizes operating expenses and prevents service interruptions, our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders could be materially and adversely affected.

Our ownership in the LNG Facility represents a minority interest in Gulf LNG Holdings and our rights are limited. A decision could be made at Gulf LNG Holdings without requiring our approval and could have a material adverse effect on cash distributions from our LNG Interest.

We own a 10.3% interest in Gulf LNG Holdings, while an affiliate of Kinder Morgan owns 50%, an affiliate of GE EFS owns 30% and our Sponsor owns a 9.7% interest. Gulf LNG Holdings indirectly owns the LNG Facility. An affiliate of Kinder Morgan is the manager and operator of the LNG Facility and has the authority to manage and control the affairs of Gulf LNG Holdings. The governing documents relating to Gulf LNG Holdings require a supermajority vote on certain matters including:

•	the sale of substantially all the assets;

•	any proposed merger;

•	incurrence of additional indebtedness not already approved by the existing equity holders;

•	amendment to the organizational documents; and

•	the filing of a voluntary petition in bankruptcy.

The supermajority vote requires one or more of the members, which, in the aggregate, hold more than 70% of the ownership interests of Gulf LNG Holdings. Due to these provisions and our limited ownership interest, a decision could be made at Gulf LNG Holdings without our approval that could have a material adverse effect on the business, financial condition and results of operations of Gulf LNG Holdings and cash distributions from our LNG Interest.

Gulf LNG Holdings has been exploring the development of a liquefaction project adjacent to the LNG Facility. The cash distributions we receive from our LNG Interest could be materially and adversely affected if the majority of the members of Gulf LNG Holdings vote to use the cash received from the LNG Facility to support the liquefaction project as opposed to paying distributions to the members of Gulf LNG Holdings.

Our financial results depend on the market fundamentals surrounding the supply of and demand for crude oil, petroleum products and chemicals that we store, throughput and transload, among other factors.

The market fundamentals surrounding the supply of and demand for crude oil, petroleum products and chemicals in the markets served by our facilities could result in a significant reduction in storage, throughput or transloading in our facilities, which would reduce our cash flow and our ability to make distributions to our unitholders.

Factors that could impact market fundamentals include:

•	lower supply of crude oil due to a decline in drilling activity in the United States and Canada due to a decrease in the market price for crude oil or for other reasons;

•	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;

•	fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns;

•	lower demand by consumers for petroleum products as a result of recession or other adverse economic conditions or due to higher prices caused by an increase in the market price of crude oil;

•	the impact of weather on demand for crude oil, petroleum products and chemicals;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of motor fuels;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers; and

•	the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells, and solar, electric and battery-powered engines.

The ability of our LNG Interest to generate cash is substantially dependent upon two terminal use agreements, and we will be materially and adversely affected if either customer fails to perform its contract obligations for any reason.

The distributions that we receive from the LNG Interest are dependent on the future financial results of the LNG Facility. The LNG Facility generates revenues on firm contracted capacity from its two customers, ENI USA Gas Marketing L.L.C. and Angola LNG Supply Services, LLC (which is a joint venture of several integrated, multi-national oil and gas companies), each of which has entered into a terminal use agreement with Gulf LNG Holdings and agreed to pay firm reservation and operating fees regardless of whether LNG is delivered, stored or regasified. Our cash distributions from the LNG Interest are dependent upon the LNG Facility and each customer’s willingness to perform its contractual obligations under its respective terminal use agreement. The contractual obligations under the terminal use agreement with ENI USA Gas Marketing are supported by a parent guarantee, and the contractual obligations under the terminal use agreement with Angola LNG Supply Services are supported by parent guarantees from the consortium members that each cover a portion of the obligations thereunder. Each of the terminal use agreements contains various termination rights. For example, each customer may terminate its terminal use agreement as a result of breaches of customary commercial covenants or if the LNG Facility:

•	experiences a force majeure delay for longer than 18 months;

•	fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations; or

•	fails to accept and unload a specified number of the customer’s proposed LNG cargoes.

Gulf LNG Holdings may not be able to replace these terminal use agreements on desirable terms, or at all, if they are terminated.

Due to global LNG supply/demand economics, the customers of Gulf LNG Holdings are not shipping LNG to the LNG Facility for storage and regasification services. Due to lower natural gas prices in the United States, the customers have an economic advantage in redirecting LNG vessels to other locations around the world. However, the contractual obligations of the terminal use agreements require the customers to continue paying the firm reservation and operating fees. This dynamic could result in non-performance from the customers to pay the firm reservation and operating fees under the terminal use agreements. While Gulf LNG Holdings would seek recourse under the customers’ parent guarantees, our business, financial conditions and results of operations and our ability to make quarterly distributions to our unitholders could be materially and adversely affected.

Gulf LNG Holdings is also exposed to the credit risk of each customer’s parent guarantor in the event that Gulf LNG Holdings is required to seek recourse under a customer’s parent guarantee. If either customer or its parent guarantor fails to perform its financial obligations to Gulf LNG Holdings under the terminal use agreement or the parent guarantee, respectively, our business, financial condition and results of operations and our ability to make quarterly distributions to our unitholders could be materially and adversely affected.

We depend on a relatively limited number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, any of our key customers could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

A significant portion of our revenue is attributable to a relatively limited number of customers. For the year ended December 31, 2013, our five largest customers accounted for approximately 49% of our revenues. During this period, Center Oil, our largest customer represented approximately 16% of our revenues. Some of our customers may have material financial and liquidity issues or operational incidents. We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. Any material nonpayment or nonperformance by any of our key customers and our inability to re-market or otherwise use the affected storage capacity could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

We periodically evaluate whether the carrying values of our terminals may be impaired and could be required to recognize non-cash charges in future periods.

Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our terminals as well as any other long-lived assets in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of a long-lived asset, the carrying value may not be recoverable and, therefore, would require a write-down. The future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Accordingly, estimated future cash flows for our terminals can be impacted by demand for the petroleum products and crude oil that we store for our customers, volatility and pricing of crude oil and its impact on petroleum products prices, the level of domestic oil production and potential future sources of cash flows. For example, the Buckeye Pipeline, which provided petroleum products through a common carrier pipeline to our Chillicothe, IL terminal, ceased product deliveries during the first quarter of 2013. While the Chillicothe, IL terminal remains capable of receiving petroleum product through other modes, the inability to receive product via the common carrier pipeline has resulted in a strategic reevaluation of the Chillicothe, IL terminal. If we are unable to repurpose the terminal or address the common carrier pipeline issue, we might be forced to take a non-cash, asset impairment charge. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred and may impact our ability to borrow funds under our Credit Facility, which in turn may adversely affect our ability to make cash distributions to our unitholders.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, for which we may not be adequately insured.

Our operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted certain of the East and Gulf Coast regions where our operations are located with some regularity. We may also be affected by factors such as adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics, and other events beyond our control. In addition, our operations are exposed to other potential natural disasters, including tornadoes, storms, floods and earthquakes. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

The LNG Facility is no longer in a cryogenic state, but remains fully operational to receive, unload and regasify LNG vessels on behalf of its customers. However, because the LNG Facility is no longer in a cryogenic state, the process and timing to receive and unload an LNG vessel could trigger certain provisions in the terminal use agreements, which could adversely affect the profitability of and cash distributions from our LNG Interest.

Since October 2012, the storage tanks and other equipment in the LNG Facility have not been in a cryogenic state. While the LNG Facility remains operationally ready to receive and process LNG vessels on behalf of its customers, the current status of the facility could increase the timing requirements to receive and process any LNG vessels as the LNG Facility returns to a cryogenic state. The terminal use agreements include provisions whereby the increased timing to receive and process LNG vessels could trigger demurrage and/or excess boil-off penalties. The amount of any such penalty will vary based upon the commencement of the unloading process, the actual time it takes to unload the vessel as it relates to the allotted unloading time and the size of the LNG vessel.

Reduced volatility in energy prices, certain market conditions or new government regulations could discourage our storage customers from holding positions in crude oil, petroleum products or chemicals, which could adversely affect the demand for our storage and throughput services.

We have constructed and will continue to construct new facilities in response to increased customer demand for storage and throughput services. Many of our competitors have also built new facilities. The demand for new facilities has resulted in part from our customers’ desire to have the ability to take advantage of profit opportunities created by volatility in the prices of crude oil, petroleum products and chemicals and certain conditions in the futures markets for those commodities. A condition in which future prices of petroleum products and crude oil are higher than the then-current prices, also called market contango, is favorable to commercial strategies that are associated with storage capacity as it allows a party to simultaneously purchase petroleum products or crude oil at current prices for storage and sell at higher prices for future delivery. Wide contango spreads combined with price structure volatility generally have a favorable impact on our results. If the price of petroleum products and crude oil is lower in the future than the then-current price, also called market backwardation, there is little incentive to store these commodities as current prices are above future delivery prices. In either case, margins can be improved when prices are volatile. The periods between these two market structures are referred to as transition periods. If the market is in a backwardated to transitional structure, our results from operations may be less than those generated during the more favorable contango market conditions. If the prices of crude oil, petroleum products and chemicals become relatively stable, or if federal and/or state regulations are passed that discourage our customers from storing those commodities, demand for our storage and throughput services could decrease, in which case we may be unable to renew contracts for our storage and throughput services or be forced to reduce the fees we charge for our services, either of which would reduce the amount of cash we generate.

Some of our current services agreements are automatically renewing on a short-term basis and may be terminated at the end of the current renewal term upon requisite notice. If one or more of our current services agreements is terminated and we are unable to secure comparable alternative arrangements, our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders could be adversely affected.

Some of our services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our services agreements generally have primary contract terms that range from one month up to ten years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one month to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from two to six months prior to the expiration of the applicable renewal term. For the year ended December 31, 2013, 69% of our revenue was generated pursuant to take-or-pay provisions in our services agreements with a weighted average term remaining of approximately 2.5 years. As of December 31, 2013, 44% of our services agreements were operating under their evergreen portions in the services agreements. If any one or more of our services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated services agreement. The occurrence of any one or more of these events could have a material impact on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Competition from other terminals that are able to supply our customers with comparable storage capacity at a lower price could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

We face competition from other facilities that may be able to supply our customers with integrated services on a more competitive basis, including access to pipeline delivery services in which we have limited connections. We compete with national, regional, and local terminal and storage companies, including major integrated oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

•	prices offered by our competitors;

•	our competitors’ construction of new assets or redeployment of existing assets in a manner that would result in more intense competition in the markets we serve;

•	the perception that another company may provide better service; and

•	the availability of alternative supply points or supply points located closer to our customers’ operations.

Any combination of these factors could result in our customers utilizing the assets and services of our competitors instead of our assets and services or us being required to lower our prices or increase our costs to retain our customers, either of which could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new facility, or the expansion of an existing facility, such as increasing capacity or otherwise, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. As a result, we may construct new facilities that are not able to attract enough storage or throughput customers to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

If we undertake these projects, they may not be completed on schedule, on budget, or at all. Even if we receive sufficient multi-year contractual commitments from customers to provide the revenue needed to support such projects and we complete our construction projects as planned, we may not realize an increase in revenue for an extended period of time. For example, if we build a new terminal, the construction will occur over an extended period of time and we will not receive any material increases in revenues until after completion of the project. Any of these circumstances could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

A portion of our strategy is also dependent on our ability to make acquisitions that result in an increase in our cash available for distribution per unit. If we are unable to make acquisitions because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase agreements, or we are unable to obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash available for distribution per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources.

Revenues we generate from storage and throughput services fees vary based upon the level of activity at our facilities by our customers. Any changes to the market fundamentals surrounding the supply and demand for crude oil, petroleum products or chemicals we handle or any interruptions to the operations of certain of our customers could reduce the amount of cash we generate and adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

A substantial portion of our revenues is based on the throughput activity levels of our customers. The revenues we generate from storage and throughput services fees vary based upon the underlying services agreements and the volumes of products handled at our facilities. Our customers may not be obligated to pay us any storage or throughput services fees unless we move volumes of products across our truck loading racks, marine facilities or rail assets on their behalf. If one or more of our customers were to slow or suspend its operations, have difficulty supplying their products to our terminals, experience a decrease in demand for its products or find a more profitable geographic market to sell its products, our services and revenues under our agreements with such customers would be reduced or suspended, resulting in a decrease in the revenues we generate.

Any reduction in the capability of our customers to utilize third-party pipelines and railroads that interconnect with our terminals or to continue utilizing them at current costs could cause a reduction of volumes transported through our terminals.

The customers of our facilities are dependent upon connections to third-party pipelines and railroads to receive and deliver crude oil, petroleum products and chemicals. Any interruptions or reduction in the capabilities of these interconnecting pipelines or railroads due to testing, line repair, reduced operating pressures, or other causes in the case of pipelines, or track repairs, in the case or railroads, could result in reduced volumes transported through our terminals. Similarly, if additional shippers begin transporting volume over interconnecting pipelines or railroads, the allocations to our existing shippers on these interconnecting pipelines could be reduced, which could reduce volumes transported through our terminals. Allocation reductions of this nature are not infrequent and are beyond our control. In addition, if the costs to us or our storage and throughput service customers to access these third-party pipelines or railroads significantly increase, our profitability could be reduced. Any such increases in cost, interruptions, or allocation reductions that, individually or in the aggregate, are material or continue for a sustained period of time could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Many of our facilities have been in service for several decades, which could result in increased maintenance expenditures or remediation projects, which could adversely affect our business, results of operations, financial condition, and ability to make cash distributions to our unitholders.

Our facilities are generally long-lived assets. As a result, some of those assets have been in service for many decades. While we have implemented inspection programs in accordance with the standards set forth by the American Petroleum Institute, the age and condition of these assets could result in increased maintenance expenditures or remediation projects, such as in the case where we acquire terminal storage assets that have not been maintained to that standard. Any significant increase in these expenditures could adversely affect our business, results of operations, financial condition, and ability to make cash distributions to our unitholders.

We may incur significant costs and liabilities in complying with environmental, health and safety laws and regulations, which are complex and frequently changing.

Our operations involve the storage and throughput of crude oil, petroleum products and chemicals and are subject to federal, state, and local laws and regulations governing, among other things, the gathering, storage, handling, and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, the generation, management and disposal of wastes, and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with this complex array of federal, state, and local laws and implementing regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent an adverse effect on the environment. Moreover, our industry is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas, for which we may incur substantial liabilities to investigate and remediate. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, and injunctions limiting or prohibiting some or all of our operations.

We cannot predict what additional environmental, health, and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. These expenditures or costs for environmental, health, and safety compliance could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

We could incur significant costs and liabilities in responding to contamination that occurs at our facilities.

Our terminal facilities have been used for the storage and throughput of crude oil, petroleum products and chemicals for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and wastes from time to time may have been spilled or released at the terminal properties. In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also may have spilled or released hydrocarbons or wastes. The terminal properties are subject to federal, state, and local laws that impose investigatory and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities to address soil and groundwater contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various federal and state laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes or incremental capital investments to limit impacts or potential impacts on the environment and/or health and safety. A violation of permits or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for petroleum products as a fuel source, which could in turn reduce demand for our services and adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Combustion of fossil fuels, such as the crude oil and petroleum products we store and distribute, results in the emission of carbon dioxide into the atmosphere. In December 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the Clean Air Act. Many states and regions have adopted GHG initiatives and it is possible that federal legislation could be adopted in the future to restrict GHG emissions.

There are many regulatory approaches currently in effect or being considered to address GHG, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA. Future international, federal, and state initiatives to control carbon dioxide emissions could result in increased costs associated with crude oil and petroleum products consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for crude oil and petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Our operations are subject to federal and state laws and regulations relating to product quality specifications, and we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.

Various federal and state agencies prescribe specific product quality specifications for petroleum products, including vapor pressure, sulfur content, ethanol content and biodiesel content. Depending upon the services agreement, changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions to our unitholders could be adversely affected. Violations of product quality laws attributable to our operations could subject us to significant fines and penalties as well as negative publicity.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not remain with us in the future.

Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, our business, operating results and financial condition could be harmed.

Mergers among our customers and competitors could result in lower levels of activity at our terminals, thereby reducing the amount of cash we generate.

Mergers between our existing customers and our competitors could provide strong economic incentives for the combined entities to utilize their existing systems instead of ours in those markets where the systems compete. As a result, we could lose some or all of the activity and associated revenues from these customers, and we could experience difficulty in replacing those lost volumes and revenues. Because most of our operating costs are fixed, a reduction in activity would result not only in less revenue but also a decline in cash flow of a similar magnitude, which would adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Restrictions in our Credit Facility agreement could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders as well as the value of our common units.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Credit Facility agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or expand or pursue our business, which may, in turn, adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders. For example, our Credit Facility agreement restricts our ability to, among other things:

•	make cash distributions;

•	incur indebtedness;

•	create liens;

•	make investments;

•	engage in transactions with affiliates;

•	make any material change to the nature of our business;

•	enter into material leases;

•	dispose of assets; and

•	merge with another company or sell all or substantially all of our assets.

Furthermore, our Credit Facility agreement contains covenants requiring us to maintain certain financial ratios.

The provisions of our Credit Facility agreement may affect our ability to obtain future financing for and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Facility agreement could result in an event of default which could enable our lenders, subject to the terms and conditions of our Credit Facility agreement, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates under our Credit Facility agreement or future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

As of December 31, 2013, we had no derivatives outstanding. Although we have not historically entered into hedging transactions, from time to time we may use interest rate derivatives to hedge interest obligations on specific debt. In addition, interest rates on future debt offerings could be higher, causing our financing costs to increase accordingly. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels.

Terrorist attacks aimed at our facilities or surrounding areas could adversely affect our business.

The U.S. government has issued warnings that energy assets, specifically the nation’s pipeline, rail and terminal infrastructure, may be the future targets of terrorist organizations. Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, refineries, or terminals could materially and adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

Risks Inherent in an Investment in Us

Our Sponsor owns and controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including our Sponsor, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our unitholders.

Our Sponsor, Lightfoot, owns and controls our General Partner and appoints all of the directors of our General Partner. Although our General Partner has a duty to manage us in a manner that it believes is not adverse to our interests, the executive officers and directors of our General Partner also have a duty to manage our General Partner in a manner beneficial to our Sponsor. Therefore, conflicts of interest may arise between our Sponsor or any of its affiliates, including our General Partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates, including our Sponsor and its owners, over the interests of our common unitholders. These conflicts include the following situations, among others:

•	our General Partner is allowed to take into account the interests of parties other than us, such as our Sponsor, in exercising certain rights under our partnership agreement, which has the effect of limiting its duty to our unitholders;

•	neither our partnership agreement nor any other agreement requires our Sponsor to pursue a business strategy that favors us;

•	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties, limits our General Partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;

•	our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•	our General Partner determines the amount and timing of any capital expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert.

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our partnership agreement permits us to distribute up to $12.2 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;

•	our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our General Partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•	our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, our Sponsor, its owners and entities in which they have an interest may compete with us. Please read “—Our Sponsor, its owners and other affiliates of our General Partner may compete with us.”

Our partnership agreement does not require us to pay any distributions at all. The board of directors of our General Partner may modify or revoke our cash distribution policy at any time at its discretion.

Our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.3875 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our General Partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

Investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all is determined by the board of directors of our General Partner, whose interests may differ from those of our common unitholders. Our General Partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of our Sponsor or its affiliates to the detriment of our common unitholders.

Our General Partner intends to limit its liability regarding our obligations.

Our General Partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

It is our policy to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.

We plan to distribute most of our cash available for distribution, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our General Partner’s fiduciary duties to holders of our units.

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•	whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a General Partner so long as it acted in good faith, meaning that it believed that the decision was not adverse to the interests of the partnership;

•	our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our General Partner or its officers or directors engaged in bad faith, willful misconduct or fraud or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•	our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or

(2)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our Sponsor, its owners and other affiliates of our General Partner may compete with us.

Our partnership agreement provides that our General Partner is restricted from engaging in any business activities other than acting as our General Partner and those activities incidental to its ownership interest in us. However, affiliates of our General Partner, including our Sponsor and its owners, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Any investments or acquisitions by affiliates of our General Partner, including our Sponsor and its owners, may include entities or assets that we would have been interested in acquiring. In addition, our Sponsor and its owners may acquire interests in other publicly traded partnerships. Therefore, our Sponsor and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner or any of its affiliates, including its executive officers and directors, our Sponsor and its owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner, including our Sponsor and its owners, and result in less than favorable treatment of us and our unitholders.

Our General Partner and, following a transfer, a majority of the holders of our incentive distribution rights may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our General Partner has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our General Partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our General Partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. In the event of a reset of target distribution levels, it will be entitled to receive the number of common units equal to that number of common units which would have entitled their holder to an average aggregate quarterly cash distribution for the prior two quarters equal to the average of the distributions to our General Partner on the incentive distribution rights in the prior two quarters. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our General Partner in connection with resetting the target distribution levels.

Our General Partner may transfer all or a portion of the incentive distribution rights in the future. After any such transfer, the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the right to reset the target distribution levels.

The incentive distribution rights held by our General Partner, or indirectly held by our Sponsor, may be transferred to a third party without unitholder consent.

Our General Partner or our Sponsor may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our Sponsor transfers the incentive distribution rights to a third party but retains its ownership interest in our General Partner, our General Partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our Sponsor had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our Sponsor could reduce the likelihood of our Sponsor accepting offers made by us relating to assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which our common units trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, is chosen entirely by our Sponsor, as a result of it owning our General Partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our General Partner without its consent.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. Unitholders are currently unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. As of December 31, 2013, our Sponsor owns an aggregate of 40.3% of our common and subordinated units. Also, if our General Partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for actual fraud or willful or wanton misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of our Sponsor as the sole member of our General Partner to transfer its membership interests in our General Partner to a third party. After any such transfer, the new member or members of our General Partner would then be in a position to replace the board of directors and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2013, our Sponsor owned 40.3% of our common and subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our Sponsor will own 40.3% of our common units.

Our General Partner may amend our partnership agreement, as it determines necessary or advisable, to permit the General Partner to redeem the units of certain unitholders.

Our General Partner may amend our partnership agreement, as it determines necessary or advisable, to obtain proof of the U.S. federal income tax status and/or the nationality, citizenship or other related status of our limited partners (and their owners, to the extent relevant) and to permit our General Partner to redeem the units held by any person (i) whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates chargeable to our customers, (ii) whose nationality, citizenship or related status creates substantial risk of cancellation or forfeiture of any of our property and/or (iii) who fails to comply with the procedures established to obtain such proof. The redemption price in the case of such a redemption will be the average of the daily closing prices per unit for the 20 consecutive trading days immediately prior to the date set for redemption.

There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets.

As of December 31, 2013, we had 6,867,950 common units and 6,081,081 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. All of the common and subordinated units that were issued to our Sponsor in connection with our IPO are subject to resale restrictions under a lock-up agreement with the underwriters until May 4, 2014. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our Sponsor.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our General Partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner, cannot vote on any matter.

Cost reimbursements due to our General Partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to making any distribution on the common units, we will reimburse our General Partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our General Partner and its affiliates will reduce the amount of cash available for distribution to our unitholders.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in these “Risk Factors.”

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A General Partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the General Partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a General Partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	your right to act with other unitholders to remove or replace the General Partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

We are not currently required to make a formal assessment of the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until our annual report on Form 10-K for the year ending December 31, 2014. To comply with the requirements of being a publicly traded partnership, we have implemented and will continue to implement additional internal controls, reporting systems and procedures and have hired and will continue to hire additional accounting, finance and legal staff. These hires may be partnership employees, third party consultants or a combination of both. Furthermore, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act of 1933. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the year ending December 31, 2018. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Our management team does not have substantial experience managing our business as a stand-alone publicly traded partnership, and if they are unable to manage our business as a publicly traded partnership our business may be affected.

Our management team does not have substantial experience managing our business as a publicly traded partnership. Unlike private companies, publicly traded entities are subject to substantial rules and regulations, including rules and regulations promulgated by the SEC and rules governing listed entities on the NYSE. If we are unable to manage and operate our partnership as a publicly traded partnership, our business and results of operations may be adversely affected.

We will incur increased costs as a result of being a publicly traded partnership.

As a publicly traded partnership, we will incur significant legal, accounting and other expenses that we did not incur prior to our IPO. In addition, the Sarbanes-Oxley Act of 2002 as well as rules implemented by the SEC and the NYSE require publicly traded entities to maintain various corporate governance practices that further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly traded partnership. As a result, the amount of cash we have available for distribution to our unitholders will be affected by the costs associated with being a public company.

Prior to our IPO, we did not file reports with the SEC. Following our IPO, we became subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly.

We also incur significant expense with respect to director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you could be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

Gulf LNG Holdings may change its business or operations in a way that does not generate qualifying income without our consent. In that event, we would likely elect to hold the LNG Interest in a subsidiary treated as a corporation for federal income tax purposes, which would reduce cash available for distribution to our unitholders from the assets and operations of the LNG Facility.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation for federal income tax purposes. In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code.

Because we have a minority interest in Gulf LNG Holdings, without our consent, Gulf LNG Holdings may change their existing business or conduct other businesses in the future in a manner that does not generate qualifying income. If we determine such a change is likely or has occurred, we may elect to hold the LNG Interest in a subsidiary treated as a corporation for federal income tax purposes. In such case, this corporate subsidiary would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate, currently 35%, as well as any applicable state income tax rates. Imposition of a corporate level tax would significantly reduce the anticipated cash available for distribution from the Gulf LNG Holdings assets and operations to us and, in turn, would reduce our cash available for distribution to our unitholders. For a more thorough discussion of the risks related to our minority interest in Gulf LNG, please read “Risks Inherent in Our Business—Our ownership in the LNG Facility represents a minority interest in Gulf LNG Holdings and our rights are limited. A decision could be made at Gulf LNG Holdings without requiring our approval and could have a material adverse effect on cash distributions from our LNG Interest.”

The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly-traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any of these changes, or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

You are required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, you are required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2013, affiliates of our Sponsor directly and indirectly owned more than 40.3% of the total interests in our capital and profits. Therefore, a transfer by affiliates of our Sponsor of all or a portion of their interests in us, along with transfers by other unitholders, could result in a termination of us as a partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and amortization deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the Internal Revenue Service contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any Internal Revenue Service contest will reduce our cash available for distribution to you.

The Internal Revenue Service (the “IRS”) may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS, and the outcome of any IRS contest, may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

You will likely be subject to state and local taxes and return filing requirements in states where you do not live as a result of investing in our common units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. We own assets and conduct business in several states, each of which currently imposes a personal income tax and also imposes income taxes on corporations and other entities. You may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, you may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information required to be disclosed in this Item 2. is incorporated herein by reference to Part I, Item 1. “Business—Assets and Operations.”

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common units, representing limited partner interests, are traded on the NYSE under the symbol “ARCX.” Initial trading of our common units commenced on November 6, 2013. Accordingly, no market for our units existed prior to that date. On November 12, 2013, we closed the IPO at a price to the public of $19.00 per common unit.

The following table sets forth the range of high and low sales prices per unit for our common units as reported by the NYSE, and the quarterly cash distributions for the indicated periods:

	Price Range
Year ended December 31, 2013:	High	Low	Cash Distributions (1)
Fourth quarter (from November 6, 2013)	$22.27	$18.69	$0.2064	(2)

(1)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a quarter are paid in the following quarter.
(2)	Represents the initial pro rata distribution of our minimum quarterly distribution for the period from November 13, 2013 through December 31, 2013.

As of March 7, 2014, there were 6,867,950 common units outstanding held by four unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of March 7, 2014, we had also outstanding 6,081,081 subordinated units. There is no established public market in which the subordinated units are traded. As of March 7, 2014, our Sponsor held approximately 1.0% of the common units and 84.6% of the subordinated units.

Cash Distribution Policy

Our partnership agreement provides that our General Partner will make a determination no less frequently than every quarter as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors of our General Partner has adopted a cash distribution policy that sets forth our General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we expect to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.

The board of directors of our General Partner may change the foregoing distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our General Partner. As a result, there is no guarantee that we will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, our partnership agreement contains provisions intended to motivate our General Partner to make steady, increasing and sustainable distributions over time.

Our partnership agreement generally provides that we will distribute cash each quarter in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.3875 plus any arrearages from prior quarters;

•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.3875; and

•	third, to all unitholders pro rata, until each has received a distribution of $0.4456.

If cash distributions to our unitholders exceed $0.4456 per unit in any quarter, our unitholders and our General Partner, as the initial holder of our incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit Target Amount	Unitholders	General Partner
above $0.3875 up to $0.4456	100.0%	0.0%
above $0.4456 up to $0.4844	85.0%	15.0%
above $0.4844 up to $0.5813	75.0%	25.0%
above $0.5813	50.0%	50.0%

We refer to additional increasing distributions to our General Partner as “incentive distributions.”

The principal difference between our common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period will end on the first business day after we have earned and paid at least (1) $1.55 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit for each of three consecutive, non-overlapping four quarter periods ending on or after September 30, 2016 or (2) $2.325 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the related distribution on the incentive distribution rights for a four-quarter period ending immediately preceding such date, in each case provided there are no arrearages on our common units at that time.

The subordination period will also end upon the removal of our General Partner other than for cause if no subordinated units or common units held by holder(s) of subordinated units or their affiliates are voted in favor of that removal. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected historical consolidated financial data of the Partnership for each of the last three years. The consolidated financial data presented as of and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited historical consolidated financial statements. Our financial statements have been prepared in accordance with GAAP. The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in thousands, except operating data and per unit amounts).

	Year Ended December 31,
	2013	2012	2011
Revenues:
Third-party customers	$39,662	$13,201	$10,588
Related parties	8,179	9,663	10,441

	47,841	22,864	21,029
Expenses:
Operating expenses	19,291	7,266	6,957
Selling, general and administrative	7,116	2,283	2,179
Selling, general and administrative - affiliate	2,484	2,592	2,614
Depreciation	5,836	3,317	2,749
Amortization	4,756	624	649

Total expenses	39,483	16,082	15,148

Operating income	8,358	6,782	5,881
Other income (expense):
Gain on bargain purchase of business	11,777	—	—
Equity earnings from unconsolidated affiliate	1,307	—	—
Other income	48	4	1
Interest expense	(8,639)	(1,320)	(491)

Total other income (expenses), net	4,493	(1,316)	(490)

Income before income taxes	12,851	5,466	5,391
Income taxes	20	43	25

Net Income	12,831	5,423	5,366
Less: Net income attributable to preferred units	1,770	—	—

Net income attributable to partners’ capital	$11,061	$5,423	$5,366

Earnings per limited partner unit, basic:
Common units	$0.23	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88
Earnings per limited partner unit, diluted:
Common units	$0.10	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88
Statement of Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$13,081	$10,010	$7,850
Investing activities	(166,397)	(13,796)	(11,055)
Financing activities	156,341	3,267	3,755
Other Financial Data:
Adjusted EBITDA (a)	$23,978	$10,862	$9,280
Maintenance capital expenditures	2,583	917	635
Expansion capital expenditures	166,678	11,784	11,176
Balance Sheet Data (at period end):
Cash and cash equivalents	$4,454	$1,429	$1,948
Total assets	339,366	131,764	122,895
Long-term debt (including current portion)	105,563	30,500	20,000
Total liabilities	111,974	34,221	24,694
Partners’ capital	227,392	97,543	98,201
Operating Data:
Storage capacity (bbls)	4,959,100	3,509,100	3,119,100
Throughput (bpd)	70,683	40,942	30,716

(a)	Adjusted EBITDA is a non-GAAP financial measure. For additional information regarding our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Adjusted EBITDA.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our historical performance and financial condition together with Part II, Item 6. “Selected Financial Data,” the description of the business appearing in Part I, Item 1. “Business,” and the consolidated financial statements and the related notes in Part II, Item 8. of this Annual Report on Form 10-K. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Part I, Item 1A. “Risk Factors” and under “Cautionary Statement Regarding Forward-Looking Statements.”

We have disclosed consolidated figures of the Partnership as if the Partnership had operated since the inception of Arc Terminals. The contribution of Arc Terminals to Arc Logistics in connection with the IPO was not considered a business combination accounted for under the purchase method as it was a transfer of assets under common control and, accordingly, balances have been transferred at their historical cost. The combined financial statements for the periods prior to the contribution on November 12, 2013 have been prepared using Arc Terminals’ historical basis in the assets and liabilities, and includes all revenues, costs, assets and liabilities attributed to Arc Terminals.

Overview

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

Our primary business objective is to generate stable cash flows that enable us to pay quarterly cash distributions to unitholders and, over time, increase quarterly cash distributions. We intend to achieve this objective by evaluating long-term infrastructure needs in the areas we serve and by growing our network of energy logistics assets through expansion of existing facilities, the construction of new facilities in existing or new markets and strategic acquisitions from our Sponsor and third parties.

Recent Developments

Portland Terminal

In January 2014, we extended our operational footprint and customer relationships into the West Coast market by executing a 15-year triple-net operating lease on a petroleum products terminal in Portland, Oregon (the “Portland Terminal”). The Portland Terminal is a rail/marine facility adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering heavy and light petroleum products. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) and a truck loading rack. The marine facilities are accessed through a neighboring terminal facility via a pipeline. The Portland Terminal offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

In connection with the Portland Terminal operating lease, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings’ to enter into the operating lease agreement relating to the use of the Portland Terminal.

Initial Public Offering

In November 2013, we completed the IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in us at a price to the public of $19.00 per common unit.

The $120.2 million of net proceeds from the IPO (including the underwriters’ option to purchase additional common units and, after deducting the underwriting discount and structuring fee) were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE EFS for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to our Sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under our Credit Facility by $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the IPO and the Credit Facility.

Factors That Impact Our Business

The revenues generated by our logistics assets are generally driven by the storage, throughput and transloading capacity under contract. The regional demand for our customers’ products being shipped through our facilities drives the physical utilization of facilities and ultimately the revenues we receive for our services. Though substantially all of our services agreements require customers to enter into take-or-pay arrangements for committed storage or throughput capacity, our revenues can be affected by: (1) the incremental fees that we charge customers to receive and deliver product; (2) the length of any underlying back-to-back supply agreements that our customers have with their respective customers; (3) commodity pricing fluctuations when the existing contracted capacity is recontracted; (4) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product transported; (5) inflation adjustments in services agreements; and (6) changes in the demand for ancillary services, such as heating, blending, and mixing our customers’ products between our tanks, railcars and marine operations.

We believe key factors that influence our business are: (1) the short-term and long-term demand for and supply of crude oil and petroleum products; (2) the indirect impact that changes in crude oil and petroleum product pricing have on the demand and supply of logistics assets; (3) the needs of our customers together with the competitiveness of our service offerings with respect to location, price, reliability and flexibility; (4) current and future economic conditions; (5) potential regulatory implications and/or changes to local, state and federal laws; and (6) our ability and the ability of our competitors to capitalize on growth opportunities and changing market dynamics.

Supply and Demand for Crude Oil and Petroleum Products

Our results of operations are dependent upon the volumes of crude oil and petroleum products we have contracted to store, throughput and transload. An important factor in such contracting is the amount of production and demand for crude oil and petroleum products. The production of and demand for crude oil and petroleum products are driven by many factors, including delivery costs, the price for crude oil and petroleum products, local and regional price dislocations, refining and manufacturing processes, weather/seasonal changes and general economic conditions. An increase or decrease in the demand for crude oil and petroleum products in the areas served by our facilities will have a corresponding effect on (1) the volumes we actually store, throughput and transload and (2) the volumes we contract to store, throughput and transload if we are not able to extend or replace our existing customer contracts.

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

Customers and Competition

We provide terminalling, storage, throughput and transloading services for a broad mix of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers. In general, the mix of services we provide to our customers varies on the business strategies of our customers, regional economies, market conditions, expectations for future market conditions and the overall competitiveness of our service offerings.

The level of competition varies heavily in the markets in which we operate and we compete with other terminal operators and logistics providers on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. The competitiveness of our service offerings, including the rates we charge for new contracts or contract renewals, is affected by the availability of storage and rail capacity relative to the overall demand for storage or rail capacity in a given market area and could be significantly impacted by the entry of new competitors into a market in which one of our facilities operates. We believe that significant barriers to entry exist in the crude oil and petroleum products logistics business.

Economic Conditions

In the recent past, world financial markets experienced a severe reduction in the availability of credit. The condition of credit markets may adversely affect our liquidity and the availability of credit. In addition, given the number of parties involved in the exploration, transportation, storage and throughput of crude oil, petroleum products and chemicals, we could experience a tightening of trade credit as a result of our customers’ inability to access their own credit.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of December 31, 2013, we had an aggregate of over 70 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring incremental SG&A expenses as a result of being a publicly traded partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NYSE listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

•	Prior to the November 12, 2013 closing of the IPO, the historical consolidated financial statements do not include earnings from the LNG Interest acquired with proceeds from the IPO. We account for the LNG Interest under the equity accounting method.

•	The acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY terminals closed in February 2013 and the historical consolidated financial statements do not reflect the full year impact of these acquisitions on earnings.

•	We completed the construction of the Blakeley, AL truck rack and marine expansion projects in the fourth quarter of 2012 and the historical consolidated financial statements do not reflect the full impact of customer contracts that were executed as a result of these projects on earnings.

•	We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical condensed consolidated financial statements do not reflect the full impact of these earnings.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (i) storage and throughput services fees and (ii) ancillary services fees; (2) our operating and selling, general and administrative expenses; and (3) Adjusted EBITDA

We do not utilize non-cash depreciation and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives. In our period to period comparisons of our revenues and expenses set forth below, we analyze the following revenue and expense components:

Revenues

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. A portion of our services agreements are operating under automatic renewal terms that began upon the expiration of the primary contract term. While a portion of our capacity is subject to a one year commitment, historically these customers have continued to renew or expand their business. As of December 31, 2013, the weighted average term remaining on our customer contracts was approximately 2.5 years, and our top 15 customers by revenue have been customers at our facilities for an average of more than five years. We generate revenues through the following fee-based services to our customers:

•	Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of customers’ use of the facility. Storage and throughput services fees accounted for approximately 86% of our revenue for the year ended December 31, 2013 and approximately 83% of our revenues for each of the years ended December 31, 2012 and 2011.

•	Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ activity levels. Ancillary services fees accounted for approximately 14% of our revenues for the year ended December 31, 2013 and approximately 17% for each of the years ended December 31, 2012 and 2011.

We believe that the high percentage of take-or-pay storage and throughput services fees generated from a diverse portfolio of multi-year contracts, coupled with little exposure to commodity price fluctuations, creates stable cash flow and substantially mitigates our exposure to volatility in supply and demand and other market factors.

We also receive cash distributions from the LNG Interest we acquired on November 12, 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.

While our financial statements separately present revenue from third parties and related parties, we evaluate our business and characterize our revenues as derived from storage and throughput services fees and ancillary services fees.

Operating Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operating expenses. These expenses are comprised primarily of labor expenses, utility costs, additive expenses, insurance premiums, repair and maintenance expenses, health, safety and environmental compliance and property taxes. These expenses generally remain relatively stable across broad ranges of activity levels at our facilities but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We seek to manage maintenance expenses by scheduling maintenance over time to avoid significant variability in maintenance expenses and minimize their impact on our cash flow.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets; (ii) the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; (iii) our ability to make distributions; (iv) our ability to incur and service debt; (v) our ability to fund capital expenditures; and (vi) our ability to incur additional expenses.

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

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Income	$12,831	$5,423	$5,366
Income taxes	20	43	25
Interest expense	8,639	1,320	491
Gain on bargain purchase of business	(11,777)	—	—
Depreciation	5,836	3,317	2,749
Amortization	4,756	624	649
One-time transaction expenses (a)	3,673	135	—

Adjusted EBITDA	$23,978	$10,862	$9,280

(a)	The one-time transaction expenses relate to the due diligence and acquisition expenses associated with the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities.

Results of Operations

The following table and discussion is a summary of our results of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except operating data):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Third-party customers	$39,662	$13,201	$10,588
Related parties	8,179	9,663	10,441

	47,841	22,864	21,029
Expenses:
Operating expenses	19,291	7,266	6,957
Selling, general and administrative	7,116	2,283	2,179
Selling, general and administrative - affiliate	2,484	2,592	2,614
Depreciation	5,836	3,317	2,749
Amortization	4,756	624	649

Total expenses	39,483	16,082	15,148

Operating income	8,358	6,782	5,881
Other income (expense):
Gain on bargain purchase of business	11,777	—	—
Equity earnings from unconsolidated affiliate	1,307	—	—
Other income	48	4	1
Interest expense	(8,639)	(1,320)	(491)

Total other income (expenses), net	4,493	(1,316)	(490)

Income before income taxes	12,851	5,466	5,391
Income taxes	20	43	25

Net Income	12,831	5,423	5,366
Less: Net income attributable to preferred units	1,770	—	—

Net income attributable to partners’ capital	$11,061	$5,423	$5,366

Other Financial Data:
Adjusted EBITDA	$23,978	$10,862	$9,280
Operating Data:
Storage capacity (bbls)	4,959,100	3,509,100	3,119,100
Throughput (bpd)	70,683	40,942	30,716

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Storage Capacity. Storage capacity for the year ended December 31, 2013 increased by 1.5 million bbls, or 41%, compared to the year ended December 31, 2012. The increase was due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013 and the construction of 150,000 barrels of new storage capacity for a customer in Mobile, AL.

Throughput Activity. Throughput activity for the year ended December 31, 2013 increased by 29.7 mbpd, or 73%, compared to the year ended December 31, 2012. The increase was due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and increased transloading and throughput activity in the East Coast and Gulf Coast facilities.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2013 and 2012 (in thousands, except percentages).

	Year Ended December 31,
	2013	2012	$ Change	% Change
Storage and throughput services fees	$41,365	$19,064	$22,301	117%
Ancillary services fees	6,476	3,800	2,676	70%

Total revenues	$47,841	$22,864	$24,977	109%

Revenues for the year ended December 31, 2013 increased by $25.0 million, or 109%, compared to the year ended December 31, 2012. The $22.3 million, or 117%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, the execution of new customer agreements and increased customer activity. The $2.7 million, or 70%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL and Saraland, AL facilities and increased activity as it relates to heating and blending in the Gulf Coast facilities.

Operating Expenses. Operating expenses for the year ended December 31, 2013 increased by $12.0 million, or 165%, compared to the year ended December 31, 2012. The increase in operating expenses was primary related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 as well as increased transloading and throughput activity in the Chickasaw, AL and Blakeley, AL terminals. The acquisitions and incremental activity led to an increase in contract labor of $3.2 million, salaries and wages of $2.9 million, utilities of $2.0 million, insurance expense of $1.3 million, property taxes of $0.5 million and regulatory compliance expense of $0.2 million.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2013 increased by $4.7 million, or 97%, compared to the year ended December 31, 2012. The increase in SG&A expense was related to an increase in non-recurring acquisition and IPO expenses of $3.8 million, professional fees of $0.4 million and salaries and wages of $0.3 million.

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2013 increased by $2.5 million, or 76%, compared to the year ended December 31, 2012, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013. Amortization expense for the year ended December 31, 2013 increased by $4.1 million, compared to the year ended December 31, 2012, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013.

Interest Expense. Interest expense for the year ended December 31, 2013 increased by $7.3 million, compared to the year ended December 31, 2012, primarily due to higher outstanding borrowings under our Credit Facility as a result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 as well as a write off of approximately $3.5 million in unamortized debt issuance cost related to prior debt financings.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the Brooklyn, NY terminal acquisition in 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the period since the IPO, we have recorded equity earnings of $1.3 million.

Net Income. Net income for the year ended December 31, 2013 increased by $7.4 million, or 137%, compared to the year ended December 31, 2012, primarily related to an increase in revenue of $25.0 million, the gain on bargain purchase of a business of $11.8 million and an increase in equity earnings from our LNG Interest of $1.3 million, offset by an increase in operating expenses of $12.0 million, an increase in SG&A expenses of $4.7 million primarily related to the transaction and IPO related expenses, and an increase in interest expense of $7.3 million, which includes a write off of approximately $3.5 million in unamortized debt issuance costs.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2013 increased by $13.1 million, or 121%, compared to the year ended December 31, 2012. The increase in Adjusted EBITDA was primarily attributable to the acquisition activity in February 2013 (as explained above), as well as new service agreements and increased transloading and throughput activity, which resulted in an increase in revenues by $25.0 million offset by an increase in operating expenses of $12.0 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Storage Capacity. Storage capacity for the year ended December 31, 2012 increased by 0.4 million bbls, or 13%, compared to the year ended December 31, 2011. The increase was due to the completion of the tank expansion projects at the Blakeley, AL terminal and acquiring the rights to additional storage at the Baltimore, MD terminal.

Throughput Activity. Throughput activity for the year ended December 31, 2012 increased by 10.2 mbpd, or 33%, compared to the year ended December 31, 2011. The increase was due to increased customer throughput activity in the East Coast and Gulf Coast terminals.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2012 and 2011 (in thousands except percentages).

	Year Ended December 31,
	2012	2011	$ Change	% Change
Storage and throughput services fees	$19,064	$17,516	$1,548	9%
Ancillary services fees	3,800	3,513	287	8%

Total revenues	$22,864	$21,029	$1,835	9%

Revenues for the year ended December 31, 2012 increased by $1.8 million, or 9%, compared to the year ended December 31, 2011. The $1.5 million, or 9%, increase in storage and throughput services fees was the result of the execution of new services agreements and an increase in throughput activity. The $0.3 million, or 8%, increase in ancillary services fees was driven by increased activity as it relates to heating and blending.

Operating Expenses. Operating expenses for the year ended December 31, 2012 increased by $0.3 million, or 4%, compared to the year ended December 31, 2011. The increase in operating expenses was primarily due to an increase in our insurance expense of $0.2 million resulting from higher insurance coverage levels, additional repairs and maintenance expense at our facilities of $0.1 million and an increase in throughput related expenses of $0.1 million offset by a reduction in our utility and labor expenses.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2012 increased by $0.1 million, or 2%, compared to the year ended December 31, 2011. The increase in SG&A expenses was primarily due to an increase in due diligence costs of $0.2 million related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities that were completed in the first quarter 2013.

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2012 increased by $0.6 million, or 21%, compared to the year ended December 31, 2011, primarily due to assets placed in service in 2011 and in 2012 as a result of the ongoing construction at our Blakeley, AL terminal. Amortization expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 did not materially change.

Interest Expense. Interest expense for the year ended December 31, 2012 increased by $0.8 million, or 169%, compared to the year ended December 31, 2011, primarily due to higher outstanding borrowings as a result of the ongoing construction at our Blakeley, AL terminal.

Net Income. Net income for the year ended December 31, 2012 increased by $0.1 million, or 1%, compared to the year ended December 31, 2011, primarily related to increased revenues of $1.8 million offset by an increase in interest expense of $0.8 million, an increase in depreciation of $0.6 million, an increase in operating expenses of $0.3 million and an increase in SG&A expenses of $0.1 million.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2012 increased by $1.6 million, or 17%, compared to the year ended December 31, 2011. The increase in Adjusted EBITDA was primarily attributable to increased revenues of $1.8 million partially offset by increased operating expenses of $0.3 million and increased SG&A expenses of $0.1 million.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity include cash generated by our operations, borrowings under our Credit Facility and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. Please read “—Cash Flows” and “—Capital Expenditures” for a further discussion of the impact on liquidity.

We intend to pay a minimum quarterly distribution of $0.3875 per common unit and subordinated unit per quarter, which equates to $5.0 million per quarter, or $20.1 million per year, based on the number of common and subordinated units outstanding as of December 31, 2013. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal obligation to pay this distribution.

Credit Facility

In January 2012, we entered into a $40.0 million revolving credit facility (the “Terminal Credit Facility”). The Terminal Credit Facility had an initial three-year term and bore interest based upon the London Interbank Offered Rate (“LIBOR”). As of December 31, 2012, the balance outstanding on the Terminal Credit Facility was $30.5 million at an interest rate of 3.47%. In February 2013, concurrent with the financing of the acquisitions of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities, we amended the Terminal Credit Facility. As amended, the Terminal Credit Facility had an initial three-year term and bore interest based upon either the base rate or LIBOR, in each case, plus an applicable margin. Prior to the closing of the IPO, the outstanding balance on the Terminal Credit Facility was $112.6 million at an interest rate of 4.17%.

Concurrent with the closing of the IPO, we amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. The Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity.

The Credit Facility is available to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest. We and each of our existing subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility. The Credit Facility matures on November 12, 2018.

Loans under the Credit Facility bear interest at a floating rate based upon our leverage ratio, equal to, at our option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon our leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

The Credit Facility requires us to maintain a leverage ratio of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a permitted acquisition or issuance of over $200.0 million of senior notes, and a minimum interest coverage ratio of not less than 2.50 to 1.00. If we issue over $200.0 million of senior notes, we will be subject to an additional financial covenant pursuant to which our secured leverage ratio must not be more than 3.50 to 1.00. The Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Credit Facility, we and our subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the facility are unconditionally guaranteed by us and each of our existing subsidiaries (other than the borrower) and each of our future restricted subsidiaries.

Amendment to Credit Agreement

In connection with the Portland Terminal operating lease, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the operating lease agreement relating to the use of the Portland Terminal.

Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

A summary of the changes in cash flow data for the years ended December 31, 2013 and 2012 are set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$13,081	$10,010	$3,071	31%
Investing activities	(166,397)	(13,796)	(152,601)	N/M
Financing activities	156,341	3,267	153,074	N/M

N/M indicates the metric is not meaningful.

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $13.1 million for the year ended December 31, 2013 compared to $10.0 million for the year ended December 31, 2012. This $3.1 million increase was primarily attributable to a $7.4 million increase and a $10.6 million increase in cash provided by net income and depreciation and amortization, respectively, partially offset by cash used in working capital of $1.8 million and the gain from a bargain purchase of a business of $11.8 million. Cash used in working capital of $1.8 million during the year ended December 31, 2013 was primarily due to increases in trade accounts receivable and other assets of $3.3 million and $0.7 million, respectively, partially offset by a $1.3 million decrease in amounts due to our General Partner and an increase in accrued expenses of $0.9 million.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $166.4 million for the year ended December 31, 2013. This cash was primarily used for the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, AL, Chickasaw, AL and Saraland, AL facilities. Net cash used in investing activities was $13.8 million for the year ended December 31, 2012. This cash was primarily used for capital spending related to construction and improvements at our Blakeley, AL terminal.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Terminal Credit Facility and Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $156.3 million for the year ended December 31, 2013, compared to $3.3 million for the year ended December 31, 2012. This $153.1 million increase was primarily attributable to the net proceeds of $117.3 million we received from the issuance of 6,786,869 common units in connection with our IPO, an increase in borrowings of $94.0 million related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and a decrease in the distributions to our investors of $4.3 million offset by an increase in debt repayments of $29.4 million, an increase in deferred financing costs of $4.1 million and the cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of $29.0 million.

A summary of the changes in cash flow data for the years ended December 31, 2012 and 2011 is set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$10,010	$7,850	$2,160	28%
Investing activities	(13,796)	(11,055)	(2,741)	-25%
Financing activities	3,267	3,755	(488)	-13%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash Flow from Operating Activities. Net cash provided by operating activities was $10.0 million for the year ended December 31, 2012 compared to $7.9 million for the year ended December 31, 2011. This $2.1 million increase across periods was primarily attributable to a $1.1 million increase in cash provided by working capital and an increase in depreciation and amortization of $1.0 million. Cash provided by changes in working capital of $1.1 million during the year ended December 31, 2012 was primarily due to a decrease in amounts owed to affiliates of $2.7 million, offset by a reduction in accounts receivable of $0.4 million and an increase in accounts payable and accrued expenses of $3.3 million.

Cash Flow from Investing Activities. Net cash flows used for investing activities was $13.8 million in the year ended December 31, 2012. This cash was primarily used for capital spending related to the acquisition of land in Mobile, AL, expansion projects at our Blakeley, AL terminal and the acquisition of additional storage in Baltimore, MD. Net cash used in investing activities was $11.1 million in year ended December 31, 2011. This cash was primarily used for capital spending related to expansion projects at our Blakeley, AL terminal.

Cash Flow from Financing Activities. Net cash flows provided by financing activities was $3.3 million in the year ended December 31, 2012, compared to $3.8 million in the year ended December 31, 2011. This $0.5 million decrease was primarily attributable to a decrease in borrowings of $1.5 million and an increase in financing costs incurred of $1.1 million offset by a decrease in distributions of $2.2 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2013 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$105,563	$—	$—	$105,563	$—
Operating lease obligations	530	248	282	—	—

Total	$106,093	$248	$282	$105,563	$—

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

We incurred maintenance and expansion capital expenditures for the years ended December 31, 2013, 2012 and 2011 as set forth in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Maintenance capital expenditures	$2,583	$917	$635
Expansion capital expenditures	166,678	11,784	11,176

Total capital expenditures	$169,261	$12,701	$11,811

Maintenance capital expenditures.

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others. The significant increase in 2013 was related to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities.

Expansion capital expenditures.

In 2013, we invested capital to: (i) acquire the Mobile, AL, Saraland, AL, Brooklyn, NY and the LNG Interest (ii) construct 150,000 bbls of storage capacity in Mobile, AL; (iii) expand rail infrastructure in Chickasaw, AL and Saraland, AL; (iv) expand the Blakeley, AL dock to service Aframax capable vessels; (v) enhance the Blakeley, AL tank infrastructure to handle heated petroleum products; (vi) upgrade the Norfolk, VA truck unloading rack; and (vii) install new proprietary additive systems and unloading system upgrades at a number of facilities.

In 2012, we invested capital to: (i) purchase additional land in Blakeley, AL; (ii) construct a new truck unloading rack and associated tank infrastructure in Blakeley, AL; (iii) begin the installation of the new dock in Blakeley, AL; (iv) upgrade the dock in Norfolk, VA; and (v) bring an out of service tank in Norfolk, VA into service.

In 2011, we invested capital to: (i) complete the initial construction of the Blakeley, AL terminal; (ii) increase storage capacity in the Baltimore, MD terminal; and (iii) install a butane blending system in the Selma, NC terminal.

Our capital funding requirements were funded by investments from our Sponsor, borrowings under the Terminal Credit Facility and Credit Facility and proceeds from the IPO. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations and with borrowings under our Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Credit Facility and the issuance of equity and debt securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will affect us, see Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements of Part II, Item 8. of this Annual Report on Form 10-K which is incorporated by reference herein.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Revenue Recognition. Revenues from leased tank storage and delivery services are recognized as the services are performed. Revenues also include the sale of excess products and additives that are mixed with customer-owned liquid products. Revenues for the sale of excess products and additives are recognized when title and risk of loss passes to the customer.

Depreciation. We calculate depreciation expense using the straight-line method, based on the estimated useful life of each asset. We assign asset lives based on reasonable estimates when an asset is placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates.

The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. Subsequent events could cause us to change our estimates, which would impact the future calculation of depreciation expense.

Impairment of Long-Lived Assets. In accordance with Accounting Standards Codification No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we continually evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets, including property and equipment, may be impaired. In determining whether the carrying value of our long-lived assets is impaired, we make a number of subjective assumptions, including whether there is an indication of impairment and the extent of any such impairment. Factors we consider as indicators of impairment may include, but are not limited to, our assessment of the market value of the asset, operating or cash flow losses and any significant change in the asset’s physical condition or use. We evaluate the potential impairment of long-lived assets by comparison of estimated undiscounted cash flows for the related asset to the asset’s carrying value. Impairment is indicated when the estimated undiscounted cash flows to be generated by the asset are less than the asset’s carrying value. If the long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using a discounted future cash flow analysis.

These future cash flow estimates (both undiscounted and discounted) are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Uncertainty associated with these cash flow estimates include assumptions regarding demand for the petroleum products and crude oil that we store for our customers, volatility and pricing of crude oil and its impact on petroleum products prices, the level of domestic oil production, discount rates (for discounted cash flows) and potential future sources of cash flows. Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

During the year ended December 31, 2013, events and circumstances indicated that approximately $4.7 million of assets of one of the Partnership’s terminals might be impaired. However, the Partnership’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless it is possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the carrying value of those assets.

No impairment charges were recorded through December 31, 2013 and 2012.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. At December 31, 2013 and 2012, we had no accruals for environmental obligations. Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Such accruals may include estimates and are based on all known facts at the time and our assessment of the ultimate outcome. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. Presently, there are no material accruals in these areas. Although the resolution of these uncertainties historically has not had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Among the many uncertainties that impact our estimates of environmental and other contingent liabilities are the potential involvement in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, as well as the uncertainties that exist in operating our storage facilities and related facilities. Our insurance does not cover every potential risk associated with operating our storage facilities and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

We will have exposure to changes in interest rates on our indebtedness. At December 31, 2013, we had $105.6 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of December 31, 2013 was 3.98% per annum. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $1.1 million increase in interest expense, for the year ended December 31, 2013, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-24 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Arc Logistics

We are managed and operated by the board of directors and executive officers of our General Partner. As a result of owning our General Partner, our Sponsor has the right to appoint all members of the board of directors of our General Partner, including the independent directors. Our unitholders are not entitled to elect our General Partner or its directors or otherwise directly participate in our management or operations. Our General Partner owes certain contractual duties to our unitholders as well as to its owners.

Our General Partner has seven directors, two of whom, Sidney L. Tassin and Jeffrey R. Armstrong, are independent as defined under the independence standards established by the NYSE and under Rule 10A-3 promulgated under the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our General Partner or to establish a compensation committee or a nominating committee. However, our General Partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and Rule 10A-3 promulgated under the Exchange Act, subject to certain transitional relief during the one-year period following our IPO.

All of the executive officers of our General Partner listed below allocate their time between managing our business and affairs and the business and affairs of our Sponsor. Our executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. While the amount of time that our executive officers devote to our business and the business of our Sponsor varies in any given year based on a variety of factors, we currently estimate that each of our executive officers spend substantially all of their time on the management of our business.

In evaluating director candidates, our Sponsor assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers and directors of our General Partner, as of March 7, 2014. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. Some of our directors and our executive officers also serve as executive officers of our Sponsor.

Name	Age (as of March 7, 2014)	Position with our General Partner
Vincent T. Cubbage	49	Chief Executive Officer, Chairman and Director
Michael H. Hart	50	Executive Vice President - Corporate Development
John S. Blanchard	42	Vice President, President - Arc Terminals
Bradley K. Oswald	31	Vice President, Chief Financial Officer and Treasurer
Steven C. Schnitzer	51	Senior Vice President, General Counsel
Stephen J. Pilatzke	35	Vice President, Chief Accounting Officer
Jeffrey R. Armstrong	44	Director
Daniel R. Castagnola	47	Director
Edward P. Russell	50	Director
Eric J. Scheyer	49	Director
Sidney L. Tassin	57	Director
Barry L. Zubrow	61	Director

Set forth below is a description of the backgrounds of our executive officers and directors.

Vincent T. Cubbage. Mr. Cubbage has served as Chief Executive Officer, Chairman and a Director of our General Partner since September 2013. He has served as the Chief Executive Officer of, and held an ownership interest in, Lightfoot Capital Partners GP LLC since 2006. Prior to founding Lightfoot Capital Partners GP LLC, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group from 1994 to 1998. Mr. Cubbage received an MBA from the American Graduate School of International Management and a BA from Eastern Washington University.

Mr. Cubbage brings valuable expertise to the board due to his extensive executive experience at the highest levels, including more than seven years of experience as the chief executive officer of our Sponsor and more than 12 years of transactional and investment banking experience.

Michael H. Hart. Mr. Hart has served as Executive Vice President–Corporate Development of our General Partner since October 2013. He has served as a Partner of Lightfoot Capital Partners GP LLC since 2006 and has served as Chief Operating Officer since 2010. Prior to founding Lightfoot Capital Partners GP LLC, Mr. Hart was a senior member in the Banc of America Securities Natural Resources Investment Banking Group, focusing on mergers and acquisitions transactions in the midstream and coal sectors from 2001 to 2006. Before joining Banc of America Securities, Mr. Hart worked in the Mergers & Acquisitions Group at JPMorgan Securities from 1993 to 2001. Mr. Hart received an MBA from the Yale University School of Management and an AB from Harvard College.

John S. Blanchard. Mr. Blanchard has served as Vice President, President—Arc Terminals since October 2013 and as President of Arc Terminals LP since 2009. He has served as Vice President of Lightfoot Capital Partners GP LLC since 2011 after beginning as an Associate in 2007. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Blanchard was a Senior Associate with vFinance, Inc., a New York boutique investment banking firm, responsible for leading the execution of financial diligence, business valuation, market analysis, mergers and acquisitions, and capital raising assignments, from 2002 to 2007. Prior to vFinance, Inc., Mr. Blanchard worked as a Project Manager in the environmental engineering field for Day Environmental, Inc. from 1997 to 2002. During this time, he led teams of technicians and field personnel in implementing field investigations, subsurface studies, site remediation, and geologic analysis on projects throughout the northeastern United States. Mr. Blanchard received an MBA from the University of Rochester William E. Simon Graduate School of Business Administration, an MS in Hydrogeology from Clemson University and a BS from SUNY Buffalo.

Bradley K. Oswald. Mr. Oswald has served as Vice President, Chief Financial Officer and Treasurer of our General Partner since October 2013. He has served as Vice President of Lightfoot Capital Partners GP LLC since 2011 after beginning as an Associate in 2007. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Oswald was an Analyst in the Financial Advisory Services Group at Jefferies & Company, Inc. focusing on balance sheet restructurings, equity and debt financings and both buy-side and sell-side advisory assignments, from 2005 to 2007. Mr. Oswald received a BS in Business Administration, Finance and Leadership from the University of Richmond.

Steven C. Schnitzer. Mr. Schnitzer has served as Senior Vice President, General Counsel and Secretary of our General Partner since February 2014. Prior to February 2014, Mr. Schnitzer practiced law with the firm of Katten Muchin Rosenman LLP, where he served as the Chair of the Corporate Group of the firm’s Washington, DC office from 2001 to January 2014 and specialized in corporate law, including mergers and acquisitions, corporate finance and securities matters. Prior to joining Katten Muchin Rosenman LLP, Mr. Schnitzer was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Crowell & Moring LLP in Washington, DC. Prior to joining Crowell & Moring LLP, Mr. Schnitzer was an Associate from 1988 to 1994 in the Corporate Finance Department of Debevoise & Plimpton LLP in New York City. Mr. Schnitzer received a Bachelor of Arts from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

Stephen J. Pilatzke. Mr. Pilatzke has served as Vice President and Chief Accounting Officer of our General Partner since October 2013. He has served as the Controller of Lightfoot Capital Partners GP LLC since 2010. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Pilatzke served as Chief Financial Officer and Controller of Paramount BioSciences LLC, a venture capital firm specializing in the pharmaceutical and biotechnology sector and was responsible for all of the accounting and reporting functions of the company and related portfolio companies, from 2005 to 2010. Prior to Paramount BioSciences LLC, Mr. Pilatzke worked as an auditor at Eisner LLP, an accounting and advisory firm, from 2001 to 2005. Mr. Pilatzke is a Certified Public Accountant and received his BS in Accounting from Binghamton University.

Jeffrey R. Armstrong. Mr. Armstrong has served as a Director of our General Partner since January 2014. Mr. Armstrong is currently a private investor focused on real estate and midstream energy infrastructure. He was formerly the Vice President of Corporate Strategy of Kinder Morgan, the largest midstream and the third largest energy company (based on combined enterprise value) in North America, from March 2013 to December 2013, where he was responsible for identifying new business ventures and asset optimization among the Kinder Morgan business groups. From July 2003 to March 2013, as former President of Terminals for Kinder Morgan, Mr. Armstrong oversaw the largest independent network of liquids and bulk terminals in North America.

Mr. Armstrong joined Kinder Morgan in 2001, following Kinder Morgan Energy Partners, L.P.’s purchase of the U.S. pipeline and terminal assets of the GATX Corporation, where he spent seven years working in various commercial and operational roles including General Manager of the company’s East Coast Operations. He previously worked in the marine tanker industry for Maritime Overseas Corp. Mr. Armstrong holds a bachelor’s degree in Marine Transportation from the U.S. Merchant Marine Academy and a master’s degree in business administration from the University of Notre Dame.

Mr. Armstrong’s extensive knowledge of the oil and gas industry, his prior experiences in the terminalling and storage business and his strategic and transaction experiences at Kinder Morgan allow him to add significant value to the board.

Daniel R. Castagnola. Mr. Castagnola has served as a Director of our General Partner since October 2013 and Director for our Sponsor since October 2011. Mr. Castagnola is a Managing Director at GE Energy Financial Services and Group Leader for a team of professionals investing in oil and gas infrastructure in North America. Additionally, Mr. Castagnola leads all equity origination efforts for GE EFS in Latin America. He joined GE EFS in 2002. Prior to joining GE EFS, Mr. Castagnola worked for nine years at Enron Corp. in its international division and three years at KPMG LLP. Mr. Castagnola serves as Director on the Board of a number of private portfolio companies. He served as a Director of Regency GP LLC, the General Partner of Regency Energy Partners LP, from June 2007 to May 2010. Mr. Castagnola received a BA and an MBA from the University of Houston.

Mr. Castagnola’s extensive knowledge of the oil and gas industry, his prior board experience with Regency GP LLC and his strategic and transaction experiences as a Managing Director at GE Energy Financial Services allows him to provide critical insights to the board.

Edward P. Russell. Mr. Russell has served as a Director of our General Partner since November 2013. Mr. Russell is currently a Director at Tortoise Capital Advisors, one of the largest energy investors in the United States with over $13 billion in assets under management and has held executive positions with Tortoise, including serving as President of Tortoise Capital Resources Corp from 2007 to 2012. Prior to joining Tortoise, Mr. Russell was a Managing Director and Head of the Energy and Power Group at Stifel, Nicolaus & Company, Inc. from 1999 to 2007. Mr. Russell has served as a Director of Abraxas Petroleum Corporation since October 2009 and received a BS from Maryville University.

Mr. Russell’s strategic and transactional expertise, his experience on the board of Abraxas Petroleum Corporation and position as Director at Tortoise Capital Advisors allow him to bring valuable knowledge of the energy and natural resources industry to the board.

Eric J. Scheyer. Mr. Scheyer has served as a Director of our General Partner since October 2013 and Director for our Sponsor since 2006. Mr. Scheyer is a partner of Magnetar Capital Partners LP and Head of the Energy Group of Magnetar Financial LLC, where he leads a team of investment professionals focused on the energy and natural resource sector. Prior to joining Magnetar at its inception in 2005, Mr. Scheyer was a consultant for two years at Caxton Associates in their Strategic Quantitative Investment Division. From 1989 to 1995, Mr. Scheyer was a principal of Decorel Incorporated, where he served as President of Decorel S.A. de C.V. and Executive Vice President of Decorel Inc. From 1987 to 1989, Mr. Scheyer worked in the Oil and Gas and Natural Gas Pipeline sectors in the Equity Research Department of Donaldson, Lufkin & Jenrette in New York City. Mr. Scheyer earned a B.A. in History from Trinity College (CT) and is a member of the Board of Fellows.

Mr. Scheyer’s extensive knowledge of the oil and gas industry, his management, strategic and investment experiences as well as his tenure as a partner of Magnetar Capital Partners LP make him a valuable asset to the board.

Sidney L. Tassin. Mr. Tassin has served as a Director of our General Partner since November 2013. Mr. Tassin is founder and President of Carta Energy LLC, a firm that originates private equity investments in the energy field. Prior to forming Carta Energy in 2006, Mr. Tassin was President and a founding partner of Energy Spectrum Capital LP from inception in 1996 until 2006. During this period, Energy Spectrum managed four private equity funds that principally invested in the midstream and services sectors of the energy industry. Prior to Energy Spectrum Capital LP, Mr. Tassin held executive financial positions with MESA Inc. and predecessor companies from 1980 to 1994, including serving as chief financial officer from 1988 to 1994. Prior to joining MESA Inc., Mr. Tassin was with Arthur Andersen & Co. in Houston where he worked in the Audit Division, specializing in energy companies from 1977 to 1980. Mr. Tassin served as a director of Clipper Windpower Plc from 2002 to 2011 and was a member of the audit committee. In addition, Mr. Tassin served as a director of Bayard Drilling Technologies, Inc. from 1998 to 2000 and was a member of the audit committee. Mr. Tassin holds a BA with a major in Accounting from Northeast Louisiana University and earned his CPA certification in 1979.

As the former financial executive of Mesa Inc. and its predecessors, and in his role as a director on boards of numerous Energy Spectrum portfolio companies, Mr. Tassin has substantial experience and knowledge regarding financial issues related to energy companies and the energy industry. Additionally, Mr. Tassin’s experiences on audit committees and as an accountant allow him to add significant value to the board.

Barry L. Zubrow. Mr. Zubrow has served as a Director of our General Partner since December 2013. Since 2003, Mr. Zubrow has served as president of ITB LLC, an investment-management company, and is a senior lecturer at the University of Chicago Law School. From January 2012 to January 2013, Mr. Zubrow was head of Corporate and Regulatory Affairs at JP Morgan Chase & Co. Prior to that position, from December 2007 to January 2012, he served as Chief Risk Officer at JP Morgan Chase & Co. From 1978 to 2004, Mr. Zubrow served as a partner, chief credit officer and chief administrative officer until his retirement from Goldman Sachs. From October 2010 to October 2012, Mr. Zubrow served on the board of JP Morgan Chase Bank NA. Mr. Zubrow received his bachelor’s degree from Haverford College in 1975. He earned an MBA in 1979 from the University of Chicago Graduate School of Business and a J.D. in 1980 from the University of Chicago Law School.

Mr. Zubrow’s strategic and transactional expertise at Goldman Sachs and ITB LLC in addition to his roles at JP Morgan Chase & Co. and his prior board experience allow him to provide critical and valuable insights to the board.

Director Independence

Our board has determined that Mr. Tassin and Mr. Armstrong are independent as defined by the rules of the NYSE and under Rule 10A-3 promulgated under the Exchange Act. In accordance with the rules of the NYSE, our Sponsor must appoint one additional independent member within one year of the listing of our common units on the NYSE, or by November 6, 2014.

Committees of the Board of Directors

The board of directors of our General Partner has an audit committee and will appoint a conflicts committee as needed. As permitted by NYSE rules, we do not currently have a compensation committee, but rather the board of directors of our General Partner has authority over compensation matters.

Audit Committee

We are required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and Rule 10A-3 promulgated under the Exchange Act, subject to certain transitional relief during the one-year period following consummation of our IPO as described above. Messrs. Tassin and Armstrong currently comprise the audit committee of the board of directors of our General Partner. The board of directors of our General Partner has determined that Mr. Tassin qualifies as an “audit committee financial expert,” as such term is defined under SEC rules. Our Sponsor will appoint at least one additional independent member of the audit committee to the board of directors of our General Partner prior to the expiration of the one-year transitional period established by the NYSE.

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.

Conflicts Committee

At least one independent member of the board of directors of our General Partner will serve on a conflicts committee, as necessary, to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the Partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our Sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.

Executive Sessions of Non-Management Directors

The board of directors of our General Partner will hold regular executive sessions in which the non-management directors will meet without any members of management present. The purpose of these executive sessions will be to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there will be an executive session including only independent directors. The director who will preside at these meetings, the lead director, will be chosen by the board of directors.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the directors of our General Partner may do so by sending communications to the Board, any committee of the Board, the Chairman of the Board or any other director to the address or phone number appearing on the front page of this Annual Report on Form 10-K by marking the envelope containing each communication as “Unitholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the board of directors of our General Partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our guidelines, which are available on our website at www.arcxlp.com in the “Corporate Governance Guidelines” section. Any communications withheld under those guidelines will nonetheless be retained and available for any director who wishes to review them.

Corporate Governance Matters

We have a Code of Business Conduct and Ethics that applies to our directors, officers and employees as well as a Financial Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and the other senior financial officers, each as required by SEC and NYSE rules. Furthermore, we have Corporate Governance Guidelines and a charter for our Audit Committee. Each of the foregoing is available on our website at www.arcxlp.com in the “Corporate Governance” section. We will provide copies, free of charge, of any of the foregoing upon receipt of a written request to Arc Logistics Partners LP, 725 Fifth Avenue, 19th Floor, New York, New York 10022, Attn: Investor Relations. We intend to disclose amendments to and waivers from our Financial Code of Ethics, if any, on our website, www.arcxlp.com, promptly following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that all filings by such persons, were made on a timely basis during the fiscal year ended December 31, 2013, except as discussed below. On December 17, 2013, Mr. Zubrow was elected as a director of the board of directors of our General Partner, and an initial report on Form 3 was not filed by Mr. Zubrow until January 27, 2014. This delayed report did not involve any transaction in our equity securities but rather related to Mr. Zubrow’s election as a director.

ITEM 11. EXECUTIVE COMPENSATION

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and executive officers make decisions on our behalf. The executive officers of our General Partner are employed by our Sponsor and manage the day-to-day affairs of our business. References to “our executive officers” and “our directors” refer to the executive officers and directors of our General Partner.

All of the executive officers of our General Partner allocate their time between managing our business and affairs and the business and affairs of our Sponsor. Our executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. While the amount of time that our executive officers devote to our business and the business of our Sponsor varies in any given year based on a variety of factors, we currently estimate that, since the completion of our IPO, each of our executive officers spent substantially all of his time on the management of our business.

Because the executive officers are employees of our Sponsor, their compensation is determined and paid by our Sponsor and reimbursed by us to our Sponsor with respect to time spent managing our business in accordance with the terms of the services agreement. Please see Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence—Agreements with Affiliates—Services Agreement.” The compensation of our executive officers is established solely by the board of directors of our Sponsor. Our Sponsor does not have formal compensation policies or practices.

In connection with our IPO, our Sponsor, in consultation with Meridian Compensation Partners, LLC, an independent compensation consultant (“Meridian”), considered the compensation structures and levels that it believed would be necessary for executive recruitment and retention, as a public company. Our Sponsor, in consultation with Meridian, also examined the compensation practices of our peer companies and compensation data from the terminalling and storage industry generally to the extent the competition for executive talent is broader than a group of selected peer companies.

Named Executive Officer Compensation

The compensation-related sections of this document are intended to comply with reduced disclosure requirements applicable to emerging growth companies as provided for under the JOBS Act. We did not disclose in our Form S-1 Registration Statement, as amended, any compensation previously awarded by our Sponsor to our executive officers on an individualized basis for services rendered prior to the date of the closing of our IPO. For fiscal year 2013, we are reporting compensation reimbursable by us to our Sponsor under the services agreement with respect to our “Named Executive Officers” (as defined below) for the period beginning on November 12, 2013, the date of the closing of our IPO, and ending on December 31, 2013, the last day of our fiscal year, which we believe reflects the portion of the compensation that is allocable to the services provided to us by such individuals for that period. No executive officer had compensation that was reimbursable by us to our Sponsor under the services agreement that exceeded $100,000 for the period beginning on November 12, 2013, the date of the closing of our IPO, and ending on December 31, 2013.

Under the reduced disclosure requirements applicable to emerging growth companies as provided for under the JOBS Act, our Named Executive Officers are our Chief Executive Officer and our two most highly compensated executive officers (other than our Chief Executive Officer) determined by reference to total compensation for 2013 as reported in the Summary Compensation Table below.

Summary Compensation Table

The following table summarizes the total compensation for our Named Executive Officers for services rendered to us during the period beginning on November 12, 2013, the date of the closing of our IPO, and ending on December 31, 2013. The amounts reported in the table below reflect only the compensation reimbursable by us to our Sponsor under the services agreement with respect to the Named Executive Officers for the period beginning November 12, 2013 and ending December 31, 2013. It does not reflect the aggregate compensation received by these individuals for all services to the Sponsor and its affiliates, including us and our General Partner. The amounts reported in the table are intended only to represent the compensation received by the Named Executive Officers during the stated period for services rendered to us.

Name and Principal Position	Year	Salary (1)	All Other Compensation (2)	Total
Vincent T. Cubbage	2013	$32,558	$1,285	$33,843
Chief Executive Officer, Chairman and Director

Michael H. Hart	2013	$25,419	$1,011	$26,430
Executive Vice President - Corporate Development

Stephen J. Pilatzke	2013	$21,023	$1,289	$22,312
Vice President and Chief Accounting Officer

(1)	Reflects the period beginning on November 12, 2013, the date of the closing of our IPO, and ending on December 31, 2013, and represents the portion of the base salary paid to our Named Executive Officers by our Sponsor that was reimbursable by us under the services agreement.
(2)	Reflects the portion of the 401(k) matching contributions made on behalf of our Named Executive Officers for 2013 that was reimbursable by us under the services agreement, prorated for the period beginning on November 12, 2013, the date of the closing or our IPO, and ending on December 31, 2013.

Narrative Disclosures

Long-Term Incentive Plan

In order to incentivize our management, directors and employees to continue to grow our business, in connection with the IPO, the board of directors of our General Partner adopted the Arc Logistics Partners LP Long-Term Incentive Plan (the “LTIP”) for employees, officers, consultants and directors of our General Partner and any of its affiliates, including the Sponsor, who perform services for us. The purpose of the LTIP is to provide a means to attract and retain individuals who will provide services to us by affording such individuals a means to acquire and maintain ownership of awards, the value of which is tied to the performance of our common units.

Awards under the LTIP may be granted in the form of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. These awards are intended to align the interests of employees, officers, consultants and directors with those of our unitholders and to give such individuals the opportunity to share in our long-term performance. Vesting and forfeiture requirements with respect to awards are determined at the discretion of the board of directors at the time of the grant. The board of directors has made 2,000,000 common units available under the LTIP.

A more extensive discussion of the terms and provisions of the LTIP is included in our Final Prospectus filed pursuant to Rule 424(b)(4) with the SEC on November 7, 2013 under “Executive Compensation and Other Information—Long-Term Incentive Plan.”

No common units have been issued to management, including the Named Executive Officers, in connection with their 2013 compensation, and none of these individuals held any outstanding equity awards under the LTIP as of December 31, 2013. We foresee granting equity-based compensation awards to certain employees, including our executive officers, pursuant to the LTIP; however, as of March 7, 2014, no final determinations have been made with respect to the type of equity-based awards to be granted to employees, the number or value of awards or the timing of any grants.

Retirement and Other Benefits

Our Sponsor does not, and does not intend to, maintain a defined benefit pension plan for its employees because it believes such plans primarily reward longevity rather than performance. Instead, our Sponsor provides a basic benefits package generally to all employees, including our executive officers, which includes a 401(k) plan and health, disability and life insurance.

Potential Payments upon Termination or Change in Control

We do not currently have in place arrangements with any of our executive officers, including our Named Executive Officers, that would provide payments or benefits to such individuals upon termination of their service relationship with us or upon the occurrence of a change in control of us or our General Partner, and no such arrangements were in place during 2013.

Director Compensation

Officers or employees of our General Partner or our Sponsor or its owners or any designees of the foregoing, who also serve as directors of our General Partner, do not receive additional compensation for such service.

Our General Partner was formed in July 2013, and therefore did not have any, and paid no compensation to, members of its board of directors prior to July 2013. Independent directors of our General Partner will receive an annual cash retainer in the amount of $20,000 and an annual equity award of 1,000 restricted units. In addition, the chair of the audit committee of our General Partner’s board of directors receives an additional annual cash retainer in the amount of $5,000. Further, for each meeting of our General Partner’s board of directors that an independent director attends, they will receive $1,000.

Non-employee directors will be reimbursed for all out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. The table below sets forth the annual compensation earned during 2013 by the non-employee directors of our General Partner.

Name	Fees Earned or Paid in Cash	Unit Awards	Total
Daniel R. Castagnola	—	—	—
Edward P. Russell	—	—	—
Eric J. Scheyer	—	—	—
Sidney L. Tassin	$8,250	—	$8,250
Barry L. Zubrow	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our common units and subordinated units as of March 7, 2014 held by our General Partner, by each person known by us to own more than 5% of such units, by each director and Named Executive Officer of our General Partner, and by all directors and executive officers of our General Partner as a group. Unless otherwise noted, (i) the address for each beneficial owner listed below is 725 Fifth Avenue, 19th Floor, New York, New York 10022 and (ii) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name of Beneficial Owner, Executive Officer and Director	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Arc Logistics GP LLC	—	—%	—	—%	—%
Lightfoot (1)	68,617	1.0%	5,146,264	84.6%	40.3%
Center Oil (2)	211,685	3.1%	876,391	14.4%	8.4%
Kayne Anderson Capital Advisors, L.P. (3)	1,612,405	23.5%	—	—%	12.5%
Oppenheimer SteelPath MLP Income Fund (4)	1,187,888	17.3%	—	—%	9.2%
Advisory Research, Inc. Managed Accounts (5)	750,000	10.9%	—	—%	5.8%
Salient Capital Advisors, LLC (6)	450,000	6.6%	—	—%	3.5%
Vincent T. Cubbage	—	—%	—	—%	—%
Michael H. Hart	—	—%	—	—%	—%
Bradley K. Oswald	—	—%	—	—%	—%
John S. Blanchard	—	—%	—	—%	—%
Steven C. Schnitzer	—	—%	—	—%	—%
Stephen J. Pilatzke	—	—%	—	—%	—%
Jeffrey R. Armstrong	—	—%	—	—%	—%
Daniel R. Castagnola	—	—%	—	—%	—%
Edward P. Russell	—	—%	—	—%	—%
Eric J. Scheyer	—	—%	—	—%	—%
Sidney L. Tassin	—	—%	—	—%	—%
Barry L. Zubrow	—	—%	—	—%	—%
All executive officers and directors as a group (12 persons)	—	—%	—	—%	—%

1)	Voting and investment determinations with regard to securities held by Lightfoot Capital Partners, LP are made by its general partner, Lightfoot Capital Partners GP LLC, through its board of managers consisting of Jonathan Cohen, Vincent Cubbage, Eric Scheyer, Paul Tice, Daniel Castagnola and Alec Litowitz.
2)	The address for Center Oil is 600 Mason Ridge Center Drive, 2nd Floor, St. Louis, Missouri 63141.
3)	Based solely on Schedule 13G/A filed with the SEC on February 13, 2014. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067. Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and shared dispositive power with respect to the reported units shown above.
4)	Based solely on Schedule 13G/A filed with the SEC on February 6, 2014. OppenheimerFunds, Inc. is an investment adviser to Oppenheimer SteelPath MLP Income Fund. The address for Oppenheimer SteelPath MLP Income Fund is 6803 S. Tucson Way, Centennial, CO 80112. OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund have shared voting power and shared dispositive power with respect to the reported units shown above.
5)	Based solely on Schedule 13G filed with the SEC on December 9, 2013. Advisory Research, Inc. is a subsidiary of Piper Jaffray Companies. The address for Piper Jaffray Companies is 800 Nicollet Mall, Suite 800, Minneapolis, MN 55402.
6)	Based solely on Schedule 13G filed with the SEC on January 13, 2014. The address for Salient Capital Advisors, LLC is 4265 San Felipe, 8th Floor, Houston, Texas 77027.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance. For more information regarding the LTIP, please see Part III, Item 11. “Executive Compensation—Narrative Disclosures—Long-Term Incentive Plan.”

	(a) Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights	(b) Weighted Average Exercise Price Of Outstanding Unit Options and Rights	(c) Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by unitholders:
N/A	—	—	—
Equity compensation plans not approved by unitholders:
Long-Term Incentive Plan (1)	—	—	2,000,000

Total for equity compensation plans	—	—	2,000,000

1)	The LTIP was adopted by our General Partner in November 2013 prior to and in connection with our IPO and did not require approval by our unitholders. The LTIP contemplates the issuance or delivery of up to 2,000,000 common units to satisfy awards under the LTIP. As of December 31, 2013, no awards had been granted under the LTIP. The material features of the LTIP are described in our Final Prospectus filed pursuant to Rule 424(b)(4) with the SEC on November 7, 2013 under “Executive Compensation and Other Information—Long-Term Incentive Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2013, our Sponsor owned 68,617 common units and 5,146,264 subordinated units representing a 40.3% limited partner interest in us. Our Sponsor also owns and controls our General Partner. Our Sponsor also appoints all of the directors of our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties

Distributions and Payments to Our General Partner and Its Affiliates

The following discussion summarizes the distributions and payments made or to be made by us to our General Partner and its affiliates in connection with our formation, ongoing operation and any liquidation.

Formation Stage

The aggregate consideration received by our General Partner and our Sponsor for the contribution of their interests in Arc Terminals LP and Arc Terminal GP LLC in connection with our IPO included:

•	68,617 common units;

•	5,146,264 subordinated units; and

•	Incentive distribution rights.

We used a portion of the net proceeds from our IPO to fund the purchase of the LNG Interest from an affiliate of GE EFS and to repay intercompany payables owed to our Sponsor.

Operational Stage

Cash available for distribution to our General Partner and its affiliates. We generally make cash distributions 100% to our unitholders, including affiliates of our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our Sponsor will receive an annual distribution of approximately $8.1 million on its units.

Payments to our General Partner and its affiliates. Our General Partner does not receive a management fee or other compensation for its management of our Partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us.

Withdrawal or removal of our General Partner. If our General Partner withdraws or is removed, its non-economic General Partner interest and its incentive distribution rights will either be sold to the new General Partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements with Affiliates

We have entered into certain agreements with our Sponsor, as described in more detail below.

Contribution Agreement

In connection with the IPO, the following transactions, among others, occurred in connection with or pursuant to the contribution agreement by and among us, our General Partner, our Sponsor, Center Oil, GCAC, Arc Terminals GP, Arc Terminals LP, Arc Terminals Holdings and Arc Terminals Mississippi Holdings LLC:

•	The redemption of Lightfoot’s initial limited partner interest in us and the issuance of the incentive distribution rights to our General Partner pursuant to a right to such conferred to our General Partner;

•	Lightfoot and Center Oil contributed all of their limited partner interests in Arc Terminals LP and all of the limited liability company interests in Arc Terminals GP to us in exchange for common units and subordinated units, representing limited partner interests in us;

•	GCAC contributed its preferred units in Arc Terminals LP to us in exchange for common units and subordinated units and the right to receive a cash distribution on the closing of the IPO; and

•	Arc Terminals LP merged with and into Arc Terminals GP, with Arc Terminals GP surviving and changing its name to Arc Logistics LLC.

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

Other Transactions with Related Persons

GCAC guarantees up to $20 million of our Credit Facility. Under certain circumstances, the lenders may release GCAC from such guarantee.

Storage and Throughput Agreements with Center Oil

In 2007, we entered into a storage and throughput agreement with Center Oil whereby we provide storage and throughput services for various petroleum products to Center Oil at certain of our terminals acquired from Center Oil in return for a fixed per barrel fee for each outbound barrel of Center Oil product shipped or committed to be shipped. The throughput fee is calculated and due monthly based on the terms and conditions as set forth in the storage and throughput agreement. In addition to the monthly throughput fee, Center Oil agrees to pay us a fixed per barrel fee for any additives added to Center Oil’s product.

The term of the storage and throughput agreement extends through June 2017. The agreement can be terminated by either party upon written notification of such party’s intent to terminate this agreement at the expiration of such applicable term and must be received by the other party not later than 18 months prior to the expiration of the applicable term. If notice is not provided by Center Oil, the agreement automatically renews for three additional three-year terms at rates adjusted for inflation as determined in accordance with the terms of the agreement.

In February 2010, we acquired a 50% undivided interest in the Baltimore, MD terminal. In connection with the acquisition, we acquired an existing agreement with Center Oil whereby we provide ethanol storage and throughput services to Center Oil. We charge Center Oil a fixed fee for storage and a fee based upon ethanol throughput at the Baltimore, MD terminal. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

In May 2011, we entered into an agreement to provide refined products storage and throughput services to Center Oil at the Baltimore, MD terminal. We charge Center Oil a fixed fee for storage and a fee for ethanol blending and any additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

In May 2013, we entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. We charge Center Oil a fixed per bbl fee for each inbound delivery of ethanol and every outbound barrel of product shipped or committed to be shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term with evergreen renewal provisions.

Storage and Throughput Agreement with GCAC

In connection with our acquisition of Arc Terminals Mobile Holdings, LLC from GCAC in February 2013, we entered into a storage and throughput agreement (the “GCAC Agreement 1”) with GCAC whereby we provide storage and throughput services for various petroleum products to GCAC at the existing terminals acquired by us in return for a fixed per barrel storage fee in addition to a fixed per barrel fee for related throughput and other ancillary services. In addition, we entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby we built an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The initial term of the GCAC Agreements 1 and 2 is approximately five years. These agreements can be mutually extended by both parties as long as the extension is agreed to 180 days prior to the end of the initial termination date, otherwise we have the right to lease the storage capacity to any third party.

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC that are reflected in the Revenues—Related parties line on the consolidated statements of operations are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Center Oil	$7,587	$9,663	$10,441
GCAC	592	—	—

Total	$8,179	$9,663	$10,441

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC that are reflected in the Due from related parties line on the consolidated balance sheets are as follows:

	As of December 31,
	2013	2012
Center Oil	$536	$842
GCAC	186	—

Total	$722	$842

Procedures for Review, Approval and Ratification of Transactions with Related Persons

In connection with the closing of the IPO, the board of directors of our General Partner adopted a written code of business conduct and ethics. Under the code of business conduct and ethics, a director or officer is expected to bring to the attention of our compliance officer, who shall promptly disclose the possible conflict of interest to the board of directors at the earliest time practicable under the circumstances, any conflict or potential conflict of interest that may arise between the director or executive officer or any affiliate thereof, on the one hand, and us or our General Partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors or the board, as the case may be.

If a conflict or potential conflict of interest arises between our General Partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict will be addressed by the board of directors of our General Partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

Director Independence

Information required by this Item is incorporated by reference from Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by PwC were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Audit Fees (1)	$1,302	$125
Audit-Related Fees (2)	—	—
Tax Fees (3)	116	190
All Other Fees (4)	—	—

Total Fees Paid to PWC	1,418	315

1)	Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the year ended December 31, 2013, fees associated with our IPO totaled approximately $1.0 million.
2)	Audit-related fees represent fees for assurance and related services.
3)	Tax fees represent fees for professional services rendered in connection with tax compliance.
4)	All other fees represent fees for services not classifiable under the other categories listed in the table above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our General Partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. PwC’s engagement to conduct our 2013 audit was pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee, PwC has not performed any non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements—See “Index to Consolidated Financial Statements” set forth on Page F-1.

(2)	Financial Statement Schedules—None.

(3)	Exhibits—Exhibits required to be filed by Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Annual Report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2014	ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

	By:	/s/ VINCENT T. CUBBAGE
Vincent T. Cubbage
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT T. CUBBAGE Vincent T. Cubbage	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 13, 2014

/s/ BRADLEY K. OSWALD Bradley K. Oswald	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2014

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2014

/s/ JEFFREY R. ARMSTRONG Jeffrey R. Armstrong	Director	March 13, 2014

/s/ DANIEL R. CASTAGNOLA Daniel R. Castagnola	Director	March 13, 2014

/s/ EDWARD P. RUSSELL Edward P. Russell	Director	March 13, 2014

/s/ ERIC J. SCHEYER Eric J. Scheyer	Director	March 13, 2014

/s/ SIDNEY L. TASSIN Sidney L. Tassin	Director	March 13, 2014

/s/ BARRY L. ZUBROW Barry L. Zubrow	Director	March 13, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Arc Logistics Partners LP (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 21, 2013 (SEC File No. 333-191534)).

3.2	First Amended and Restated Agreement of Limited Partnership of Arc Logistics Partners LP, dated November 12, 2013, by and among Arc Logistics GP LLC, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC. (incorporated herein by reference to Exhibit 3.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.1	Contribution Agreement, dated October 25, 2013, by and among Arc Logistics Partners LP, Arc Logistics GP LLC, Lightfoot Capital Partners, LP, Center Terminal Company-Cleveland, Gulf Coast Asphalt Company, L.L.C., Arc Terminals GP LLC, Arc Terminals LP, Arc Terminals Holdings LLC and Arc Terminals Mississippi Holdings LLC (incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 28, 2013 (SEC File No. 333-191534)).

10.2	Second Amended and Restated Revolving Credit Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, the Lenders thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.3 †	Arc Logistics GP LLC Long-Term Incentive Plan, effective November 5, 2013 (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.4	Services Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP, Arc Logistics GP LLC and Lightfoot Capital Partners GP LLC (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.5	Registration Rights Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP and Lightfoot Capital Partners, LP (incorporated herein by reference to Exhibit 10.5 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.6	Storage and Throughput Agreement by and between Arc Terminals LP and G.P. & W., Inc., d/b/a Center Oil Company and d/b/a Center Marketing Company, dated as of July 1, 2007, as amended (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 21, 2013 (SEC File No. 333-191534)).

10.7	Assignment and Equity Purchase Agreement with GE EFS, dated October 24, 2013, by and among Arc LNG Holdings, LLC, Arc Terminals Mississippi Holdings LLC, Lightfoot Capital Partners, LP and EFS LNG Holdings, LLC (incorporated herein by reference to Exhibit 10.7 to the Amendment No. 2 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 28, 2013 (SEC File No. 333-191534)).

21.1 *	List of Subsidiaries of Arc Logistics Partners LP

23.1 *	Consent of PricewaterhouseCoopers, LLP

23.2 *	Consent of PricewaterhouseCoopers, LLP

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Gulf LNG Holdings Group, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2013 and 2012.

101.INS ***	XBRL Instance Document.

101.SCH ***	XBRL Taxonomy Extension Schema Document.

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ARC LOGISTICS PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Arc Logistics GP LLC and Unitholders of Arc Logistics Partners LP

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Arc Logistics Partners LP and its subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 13, 2014

ARC LOGISTICS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$4,454	$1,429
Trade accounts receivable	4,403	973
Due from related parties	722	842
Inventories	302	236
Other current assets	777	171

Total current assets	10,658	3,651

Property, plant and equipment, net	201,477	116,800
Investment in unconsolidated affiliate	72,046	—
Intangible assets, net	38,307	3,687
Goodwill	15,162	6,730
Other assets	1,716	896

Total assets	$339,366	$131,764

Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$4,115	$1,936
Accrued expenses	2,144	1,464
Due to general partner	127	216
Other liabilities	25	105

Total current liabilities	6,411	3,721

Credit facility	105,563	30,500
Commitments and contingencies
Partners’ capital (deficit):
General partner interest	—	(98)
Limited partners’ interest
Common units - (6,867,950 units issued and outstanding at December 31, 2013)	125,375	—
Subordinated units - (6,081,081 units issued and outstanding at December 31, 2013)	101,525	97,641
Accumulated other comprehensive income	492	—

Total partners’ capital	227,392	97,543

Total liabilities and partners’ capital	$339,366	$131,764

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Third-party customers	$39,662	$13,201	$10,588
Related parties	8,179	9,663	10,441

	47,841	22,864	21,029
Expenses:
Operating expenses	19,291	7,266	6,957
Selling, general and administrative	7,116	2,283	2,179
Selling, general and administrative - affiliate	2,484	2,592	2,614
Depreciation	5,836	3,317	2,749
Amortization	4,756	624	649

Total expenses	39,483	16,082	15,148

Operating income	8,358	6,782	5,881
Other income (expense):
Gain on bargain purchase of business	11,777	—	—
Equity earnings from unconsolidated affiliate	1,307	—	—
Other income	48	4	1
Interest expense	(8,639)	(1,320)	(491)

Total other income (expenses), net	4,493	(1,316)	(490)

Income before income taxes	12,851	5,466	5,391
Income taxes	20	43	25

Net Income	12,831	5,423	5,366
Less: Net income attributable to preferred units	1,770	—	—

Net income attributable to partners’ capital	11,061	5,423	5,366

Other comprehensive income	492	—	—

Comprehensive income attributable to partners’ capital	$11,553	$5,423	$5,366

Earnings per limited partner unit, basic:
Common units	$0.23	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88
Earnings per limited partner unit, diluted:
Common units	$0.10	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income	$12,831	$5,423	$5,366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,836	3,317	2,749
Amortization	4,715	624	649
Gain on bargain purchase of business	(11,777)	—	—
Equity earnings from unconsolidated affiliate	(1,307)	—	—
Amortization of deferred financing costs	4,428	432	—
Amortization of premium	41	—	—
Changes in operating assets and liabilities
Trade accounts receivable	(3,310)	(7)	(410)
Inventories	(47)	(6)	(5)
Other current assets	(606)	105	36
Accounts payable	1,765	1,931	(1,566)
Accrued expenses	680	(176)	30
Due to general partner	(88)	(1,383)	1,311
Other liabilities	(80)	(250)	(310)

Net cash provided by operating activities	13,081	10,010	7,850

Cash flows from investing activities:
Capital expenditures	(14,108)	(13,796)	(11,055)
Investment in unconsolidated affiliate	(72,740)	—	—
Distributions from unconsolidated affliate	2,451	—	—
Net cash paid for acquisitions	(82,000)	—	—

Net cash used in investing activities	(166,397)	(13,796)	(11,055)

Cash flows from financing activities:
Distributions	(1,770)	(6,081)	(8,245)
Deferred financing costs	(5,248)	(1,152)	—
Repayments to credit facility	(50,937)	(21,500)	—
Proceeds from credit facility	126,000	32,000	12,000
Proceeds from initial public offering, net	117,296	—	—
Redemption of preferred units	(29,000)	—	—

Net cash provided by financing activities	156,341	3,267	3,755

Net increase (decrease) in cash and cash equivalents	3,025	(519)	550
Cash and cash equivalents, beginning of period	1,429	1,948	1,398

Cash and cash equivalents, end of period	$4,454	$1,429	$1,948

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$4,586	$1,184	$720
Cash paid for income taxes	20	43	25
Non-cash investing and financing activities:
Issuance of preferred units	30,000	—	—
Deemed distributions to preferred units	1,770	—	—
Contribution of preferred units	1,000
Deferred financing costs in accrued expenses	—	11	175
(Decrease) Increase in purchases of property plant and equipment in accounts payable and accrued expenses	414	(1,095)	756

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

		Partners Capital
	Preferred Interest	Limited Partner Common Interest	Limited Partner Subordinated Interest	Limited Partners	General Partners	Accumulated Other Comprehensive Income	Total Partners’ Capital
Partners’ (deficit) capital at December 31, 2010	$—	$—	$—	$101,107	$(27)	$—	$101,080
Net income	—	—	—	5,259	107	—	5,366
Cash distributions	—	—	—	(8,080)	(165)	—	(8,245)

Partners’ (deficit) capital at December 31, 2011	$—	$—	$—	$98,286	$(85)	$—	$98,201
Net income	—	—	—	5,314	109	—	5,423
Cash distributions	—	—	—	(5,959)	(122)	—	(6,081)

Partners’ (deficit) capital at December 31, 2012	$—	$—	$—	$97,641	$(98)	$—	$97,543
Issuance of preferred units	30,000	—	—	—	—	—	—
Net income	—	6,805	6,026	—	—	—	12,831
Other comprehensive income	—	—	—	—	—	492	492
Deemed distributions	1,770	(23)	(1,747)	—	—	—	(1,770)
Cash distributions	(1,770)	—	—	—	—	—	—
Recapitalization	(30,000)	1,297	97,246	(97,641)	98	—	1,000
Issuance of common units, net of offering costs	—	117,296	—	—	—	—	117,296

Partners’ capital at December 31, 2013	$—	$125,375	$101,525	$—	$—	$492	$227,392

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

Organization

The Partnership is a fee-based, growth-oriented Delaware limited partnership formed by Lightfoot in 2007 to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. The Partnership is principally engaged in the terminalling, storage, throughput and transloading of crude oil and petroleum products. The Partnership is focused on growing its business through the optimization, organic development and acquisition of terminalling, storage, rail, pipeline and other energy logistics assets that generate stable cash flows.

Unless the context clearly indicates otherwise, references in these consolidated financial statements to “Arc Terminals,” or the “Partnership” when used for periods prior to November 12, 2013, the closing of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics,” or the “Partnership” when used for periods on or after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals and references to our “General Partner” for periods on or after the closing of the IPO refer to Arc Logistics GP LLC, the General Partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

Initial Public Offering

In November 2013, the Partnership completed its IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in us at a price to the public $19.00 per common unit. In connection with the IPO, the Partnership amended and restated the Terminal Credit Facility (as defined below, see “Note 7—Debt”).

The $120.2 million of net proceeds from the IPO (including the underwriters’ option to purchase additional common units and after deducting the underwriting discount and structuring fee) were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE Energy Financial Services (“GE EFS”) for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to the Sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under the Partnership’s Credit Facility by $6.0 million. The remaining funds were used for general Partnership purposes, including the payment of transaction expenses related to the IPO and the Credit Facility.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Partnership has disclosed consolidated figures of the Partnership as if the Partnership had operated since the inception of Arc Terminals. The contribution of Arc Terminals to Arc Logistics in connection with the IPO was not considered a business combination accounted for under the purchase method as it was a transfer of assets under common control and, accordingly, balances have been transferred at their historical cost. The combined financial statements for the periods prior to the contribution on November 12, 2013 have been prepared using Arc Terminals’ historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to Arc Terminals.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership reserves for specific trade accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. The Partnership regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts as of December 31, 2013 and 2012. During the year ended December 31, 2013, the Partnership wrote off less than $0.1 million of uncollectible receivables. No other amounts have been deemed uncollectible in the periods presented in the consolidated statements of operations.

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

Building and site improvements	5 - 40 years
Tanks and trim	2 - 40 years
Machinery and equipment	2 - 25 years
Office furniture and equipment	3 - 10 years

Capitalized costs incurred by the Partnership during the year for major improvements and capital projects that are not completed as of year-end are recorded as construction in progress. Construction in progress is not depreciated until the related assets or improvements are ready for intended use. Additionally, the Partnership capitalizes interest costs as a part of the historical cost of constructing certain assets and includes such interest in the property, plant and equipment line on the balance sheet. Capitalized interest for the years ended December 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively.

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

During the year ended December 31, 2013, events and circumstances indicated that approximately $4.7 million of assets of one of the Partnership’s terminals might be impaired. However, the Partnership’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless it is possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down the carrying value of those assets.

No impairment charges were recorded through December 31, 2013 and 2012.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Partnership determines the fair value of its single reporting unit by blending two valuation approaches: the income approach and a market value approach. The Partnership determined at December 31, 2013, there were no impairment charges and no event indicating an impairment has occurred.

No impairments were recorded against goodwill through December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Beginning Balance	$6,730	$6,730
Goodwill acquired	8,432	—
Impairment	—	—

Ending Balance	$15,162	$6,730

Other Assets

Other assets consist primarily of debt issuance costs related to the Credit Facility amendment entered into in November 2013 (see “Note 7—Debt”). Debt issuance costs are capitalized and amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. As of December 31, 2013, these costs were approximately $1.7 million. Fluctuations during the year ended December 31, 2013 included write offs of approximately $3.5 million, representing the unamortized debt issuance cost prior to the refinancing of the debt and approximately $2.9 million in deferred costs associated with the IPO that were offset against the proceeds of the IPO.

Investment in Unconsolidated Affiliate

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The Partnership accounts for the LNG Interest using the equity method of accounting.

Revenue Recognition

Revenues from leased tank storage and delivery services are recognized as the services are performed. Revenues also include the sale of excess products and additives which are mixed with customer-owned liquid products. Revenues for the sale of excess products and additives are recognized when title and risk of loss passes to the customer.

Income Taxes

Taxable income or loss of the Partnership generally is required to be reported on the income tax returns of the limited partners in accordance with the terms of the partnership agreement. Accordingly, no provision has been made in the accompanying consolidated financial statements for the limited partners’ federal income taxes. There are certain entity level state income taxes that are incurred at the Partnership level and have been recorded during the years ended December 31, 2013, 2012 and 2011.

Tax returns for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are open to IRS and state audits. The Partnership is not aware of any uncertain tax positions as of December 31, 2013 and 2012.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). The carrying amount of the Terminal Credit Facility as well as the Partnership’s Credit Facility approximated fair value due to its short-term nature and market rate of interest (Level 2).

The Partnership believes that its valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Limited Partners’ Net Income Per Unit

The Partnership uses the two-class method in the computation of earnings per unit since there is more than one participating class of securities. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the preferred unitholders, by the weighted average number of outstanding common and subordinated units, respectively, during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income per unit are made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

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

In February 2013, the FASB issued new guidance that requires measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Disclosures are required of the nature and amount of the obligations as well as information about such obligations. The guidance is effective for fiscal years beginning after December 15, 2013, and interim periods within those years; and should be applied retrospectively to all prior periods presented. The Partnership does not expect adoption of the new guidance to have a material impact on its financial position or results of operations.

Note 3—Acquisitions

Acquisitions

Gulf Coast Asphalt Company, L.L.C. Acquisition

In February 2013, the Partnership acquired substantially all of the Mobile, AL and Saraland, AL operating assets related to the terminalling business of GCAC for approximately $85.0 million (“GCAC Purchase Price”) consisting of approximately $25.0 million in cash, $30.0 million in new preferred units (see “Note 8—Preferred Units”) in the Partnership and $30.0 million of assumed debt which was simultaneously extinguished at the acquisition closing by the Partnership.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The GCAC Purchase Price exceeded the approximately $76.6 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $8.4 million. The Partnership believes the primary items that generated goodwill are both the value of the synergies created between the acquired assets and its existing assets, and its expected ability to grow the business acquired by leveraging its existing customer relationships. Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the consolidated statement of operations.

GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon either (i) the throughput activity of one customer over the next three years or (ii) from the closing date through February 8, 2014, any modifications to the acquired contracts whereby the revenue contribution to the Partnership is increased with an offset for any required capital investments made by the Partnership for the contract modifications. As of December 31, 2013, no additional amounts have been paid or are owed to GCAC.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$25,000
Debt assumed	30,000
Preferred units issued	30,000

Total consideration	$85,000

Allocation of purchase price:
Property and equipment	$39,242
Intangible assets	37,326
Goodwill	8,432

Net assets acquired	$85,000

Since the acquisition date in February 2013 through December 31, 2013, the acquired GCAC assets earned approximately $18.1 million in revenue and $9.7 million of operating income.

The following unaudited pro forma financial results for the years ended December 31, 2013 and 2012 assume the GCAC acquisition had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments to the acquisition, such as increased depreciation and amortization expense on the fair value of the assets acquired. The following unaudited pro forma financial results are presented for comparative purposes only (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012
	(Unaudited proforma)
Total revenues	$49,442	$34,469
Operating income	11,822	5,627

Net Income	$15,759	$2,847

Less: Net income attributable to preferred units	$2,023	$2,400

Net income attributable to partners’ capital	$13,736	$447

Earnings per unit - Basic:
Common and Subordinated	$1.92	$0.07
Earnings per unit - Diluted:
Common and Subordinated	$1.86	$0.07

The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods presented, nor are they indicative of future results of operations (in thousands, except per unit amounts).

Motiva Enterprises LLC Acquisition

In February 2013, the Partnership acquired substantially all of the operating assets related to the Brooklyn, NY terminal (the “Brooklyn Terminal”) of Motiva Enterprises LLC (“Motiva”) for approximately $27.0 million (“Brooklyn Purchase Price”) in cash.

The transaction was accounted for as a business combination in accordance with ASC 805. The fair value of the identifiable assets acquired of approximately $38.8 million exceeded the Brooklyn Purchase Price. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, the Partnership recognized a gain of approximately $11.8 million associated with the acquisition. The gain is included in the line item “Gain on bargain purchase of business” in the condensed consolidated statements of operations. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.5 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$27,000

Allocation of purchase price:
Property and equipment	$36,749
Inventory	19
Intangible assets	2,009
Bargain purchase gain	(11,777)

Net assets acquired	$27,000

Since the acquisition date in February 2013 through December 31, 2013, the Brooklyn Terminal earned approximately $6.0 million in revenue and $3.5 million of operating income.

The unaudited pro forma results related to the Motiva acquisition have been excluded as the nature of the revenue-producing activities previously associated with the Brooklyn Terminal have changed substantially post-acquisition from intercompany revenue to third-party generated revenue. In addition, historical financial information for the Brooklyn Terminal prior to the acquisition is not indicative of how the Brooklyn Terminal is being operated since the Partnership’s acquisition and would be of no comparative value in understanding the future operations of the Brooklyn Terminal.

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

Note 4—Investment in Unconsolidated Affiliate

Gulf LNG Holdings Acquisition

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years.

The estimated aggregate amortization of this premium for each of the five succeeding fiscal years from December 31, 2013 is as follows (in thousands):

Total
2014	$309
2015	309
2016	309
2017	309
2018	309
Thereafter	7,062

$8,607

The Partnership accounts for investments in which it owns less than 50% but does not have the ability to exercise significant influence over operating and financial policies of the investment under the equity method of accounting. Investments consisted of the following as of December 31, 2013 and 2012 (in thousands):

Balance at December 31, 2012	$—
Investment in Gulf LNG Holdings, LLC	72,739
Equity earnings	1,307
Distributions	(2,451)
Amortization of premium	(41)
Other comprehensive income	492

Balance at December 31, 2013	$72,046

Summarized financial information as of and for the year ended December 31, 2013 for the Partnership’s equity investment is reported below (in thousands):

Balance sheets
Current assets	$8,694
Noncurrent assets	950,263

Total assets	$958,957

Current liabilities	$81,173
Long-term liabilities	770,748
Member’s equity	107,036

Total liabilities and member’s equity	$958,957

Income statement
Revenues	$186,090
Total operating costs and expenses	56,146

Operating income	129,944

Net income	$94,895

The Partnership calculated its equity earnings in the LNG Interest as shown in the table below (in thousands):

Gulf LNG Holdings net income for the year ended December 31, 2013	$94,895
Percentage of Net Income attributable to the Partnership from November 12, 2013 through December 31, 2013	13%
Net Income attributable to the Partnership from November 12, 2013 through December 31, 2013	$12,689
Percentage of ownership in Gulf LNG Holdings	10.3%

Equity earnings from unconsolidated affiliate	$1,307

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of December 31,
	2013	2012
Land	$51,175	$20,804
Buildings and site improvements	34,660	15,310
Tanks and trim	92,337	61,338
Machinery and equipment	32,819	24,197
Office furniture and equipment	2,334	1,404
Construction in progress	5,003	4,762

	218,328	127,815
Less: Accumulated depreciation	(16,851)	(11,015)

Property, plant and equipment, net	$201,477	$116,800

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated
	Useful Lives	As of December 31,
	in Years	2013	2012
Customer relationships	21	$4,785	$4,785
Acquired contracts	2 - 10	39,900	1,221
Noncompete agreements	2 - 3	741	85

		45,426	6,091
Less: Accumulated amortization		(7,119)	(2,404)

Intangible assets, net		$38,307	$3,687

The estimated future amortization expense is approximately $5.1 million in 2014, $4.3 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $3.9 million in 2018 and $17.2 million thereafter.

Note 7—Debt

Credit Facility

On November 12, 2013, concurrent with the closing of the IPO, the Partnership amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. The Credit Facility has an initial term of five years and up to $175.0 million of borrowing capacity (see “Note 2—Summary of Significant Accounting Policies—Other Assets” for discussion regarding deferred financing costs).

The Credit Facility is available to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows the Partnership to request that the maximum amount of the Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. The Partnership’s obligations under the Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets (other than the LNG Interest). The Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) guarantee and each of the Partnership’s future restricted subsidiaries will also guarantee the Credit Facility. The Credit Facility matures on November 12, 2018.

Loans under the Credit Facility bear interest at a floating rate based upon the leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions. As of December 31, 2013 the Partnership was in compliance with such covenants.

The Credit Facility requires the Partnership to maintain a leverage ratio of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a permitted acquisition or issuance of over $200 million of senior notes, and a minimum interest coverage ratio of not less than 2.50 to 1.00. If the Partnership issues over $200.0 million of senior notes, the Partnership will be subject to an additional financial covenant pursuant to which the Partnership’s secured leverage ratio must not be more than 3.50 to 1.00. The Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Credit Facility, the Partnership and the Partnership’s subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the facility are unconditionally guaranteed by the Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) and each of the Partnership’s future restricted subsidiaries.

Terminal Credit Facility

In January 2012, the Partnership entered into a $40.0 million credit facility (the “Terminal Credit Facility”) that had an initial three year term and bore interest based upon the LIBOR plus an applicable margin. The applicable margin was based on the leverage ratio as defined by the Terminal Credit Facility agreement, calculated at the beginning of each interest period. At the time of closing, the Partnership borrowed $22.0 million on the Terminal Credit Facility, applying $20.0 million to extinguish the Partnership’s prior revolving line of credit and the balance was used to pay transaction fees and fund operations. The Terminal Credit Facility agreement required the Partnership to maintain a leverage ratio of not more than 3.75 to 1.00, which decreased to 3.50 to 1.00 on or after March 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00. At December 31, 2012, the Partnership was in compliance with such covenants. At December 31, 2012, the interest rate was 3.47% and the balance outstanding on the Terminal Credit Facility was $30.5 million.

In February 2013, the Partnership amended the Terminal Credit Facility to include a $65.0 million term loan and a $65.0 million revolving line of credit. The amended Terminal Credit Facility had an initial three year term and bore interest based upon LIBOR plus an applicable margin. The applicable margin was based on the leverage ratio as defined in the Terminal Credit Facility agreement, calculated at the beginning of each interest period. At the time of the closing, the Partnership borrowed an additional $55.0 million which was used to satisfy the cash portion of the GCAC Purchase Price and to extinguish the debt acquired as a part of the GCAC acquisition. Also in February 2013, the Partnership borrowed an additional $27.0 million to complete the Motiva acquisition. The amended Terminal Credit Facility agreement required the Partnership to maintain an initial leverage ratio of not more than 5.00 to 1.00, which decreased to 4.00 to 1.00 by December 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00.

Line of Credit

In October 2007, the Partnership entered into a revolving line of credit in the amount of $10.0 million. The collateral for the line of credit included the Partnership’s terminal assets. The revolving line of credit had a term of 12 months, with interest calculated monthly at the one month London Interbank Offer Rate (“LIBOR”) plus 2.75%. In addition, there was an interest rate floor of 5.50% and a nonusage fee of 1.0%. The nonusage fee was calculated and payable quarterly and was waived if the average funded balance of any fiscal quarter exceeded a certain threshold. The nonusage fee was included as interest expense in the consolidated financial statements.

In August 2010, the Partnership amended its existing revolving line of credit to increase the amount available to $20.0 million and extend the maturity to August 1, 2011. In addition, the amendment required the Partnership to maintain a 1:1 ratio of EBITDA to designated expenses, which included mandatory principal payments of indebtedness, interest expense, taxes, distributions in excess of $5.0 million and capital expenditures less capital contributions, gains on the sale of assets and the amount of any new indebtedness.

In March 2011, the Partnership executed a commitment letter from the lender to extend the term of the revolving line of credit to March 2012 under the same interest rate and nonusage fee terms as previously disclosed.

This revolving line of credit was extinguished as a part of a new credit facility that the Partnership entered into in January 2012. At the time of extinguishment, the balance outstanding on the revolving line of credit was $20.0 million.

Note 8—Preferred Units

In February 2013, the Partnership, as a part of the GCAC Purchase Price (see “Note 3—Acquisitions”), issued 1,500,000 preferred units to GCAC with a value of $30.0 million. The preferred units ranked senior in liquidation preference and distributions to all existing and outstanding common and subordinated units. The preferred units were entitled to 8% annual distributions, paid 45 days following each calendar quarter, assuming the Partnership remained in compliance with all related covenants in the Terminal Credit Facility. If for any reason the Partnership were to be unable to pay the quarterly distributions on time to the preferred unit holders, the distribution amount would have compounded at an 8% annual interest rate until paid. At the time of the IPO the Partnership issued 779 common units and 58,426 subordinated units and made a cash distribution of approximately $29.0 million to GCAC for the contribution of its preferred units in Arc Terminals LP to the Partnership. Prior to the IPO, the Partnership recorded the preferred units as mezzanine equity in accordance with ASC Topic 480 Distinguishing Liabilities from Equity (“ASC 480”) due to the redeemable nature, at the option of the holders, of the preferred units at a fixed and determinable price based upon certain redemption events which were outside the control of the Partnership. During the year ended December 31, 2013, the Partnership paid $1.8 million in cash distributions to the preferred unit holders.

Note 9—Partners’ Capital

Initial Public Offering

On November 6, 2013, Arc Logistics’ common units began trading on the New York Stock Exchange under the symbol “ARCX.” On November 12, 2013, the Partnership closed the IPO by selling 6,000,000 common units representing limited partner interests in us at a price to the public of $19.00 per common unit. On November 18, 2013, the Partnership completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option at a price to the public of $19.00 per unit.

In connection with the closing of the IPO and the recapitalization, the following transactions occurred:

•	Lightfoot contributed all of its limited partner interests in Arc Terminals LP and all of its limited liability company interests in Arc Terminals GP LLC in exchange for 68,617 common units and 5,146,264 subordinated units in the Partnership;

•	Center Oil contributed all of its limited partner interests in Arc Terminals LP in exchange for 11,685 common units and 876,391 subordinated units in the Partnership;

•	GCAC contributed its preferred units in Arc Terminals LP in exchange for 779 common units and 58,426 subordinated units in the Partnership and $29.8 million in cash;

•	Arc Terminals GP LLC and Arc Terminals LP merged with Arc Terminals GP LLC surviving the merger and then changing its name to Arc Logistics LLC;

•	The public, through the underwriters, contributed $120.2 million of net proceeds in exchange for the issuance of 6,786,869 common units by the Partnership; and

•	The General Partner maintained its non-economic general partner interest in the Partnership, and was issued 100.0% of the incentive distribution rights of the Partnership.

As a result of the recapitalization in connection with the IPO, the number of units outstanding was adjusted on a retroactive basis, which is reflected in the table below:

	Preferred Units	Limited Partner Common Units	Limited Partner Subordinated Units
Units outstanding at December 31, 2011	—	80,302	6,022,655
Units outstanding at December 31, 2012	—	80,302	6,022,655
Issuance of preferred units	1,500,000	—	—
Contribution of preferred units (1)	(1,500,000)	779	58,426
Issuance of common units	—	6,786,869	—

Units outstanding at December 31, 2013	—	6,867,950	6,081,081

(1)	GCAC contributed its preferred units in Arc Terminals LP in exchange for 779 common units and 58,426 subordinated units in the Partnership and $29.8 million in cash.

Cash Distribution Policy

The partnership agreement provides that the General Partner will make a determination no less frequently than every quarter as to whether to make a distribution, but the partnership agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the board of directors of the General Partner has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

The board of directors of the General Partner may change the foregoing distribution policy at any time and from time to time, and even if the cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by the General Partner. As a result, there is no guarantee that the Partnership will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, the partnership agreement contains provisions intended to motivate the General Partner to make steady, increasing and sustainable distributions over time.

The partnership agreement generally provides that the Partnership will distribute cash each quarter in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.3875 plus any arrearages from prior quarters;

•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.3875; and

•	third, to all unitholders pro rata, until each has received a distribution of $0.4456.

If cash distributions to the Partnership’s unitholders exceed $0.4456 per unit in any quarter, the Partnership’s unitholders and the General Partner, as the initial holder of the incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit Target Amount	Unitholders	General Partner
above $0.3875 up to $0.4456	100.0%	0.0%
above $0.4456 up to $0.4844	85.0%	15.0%
above $0.4844 up to $0.5813	75.0%	25.0%
above $0.5813	50.0%	50.0%

The Partnership refers to additional increasing distributions to the General Partner as “incentive distributions.”

The principal difference between the Partnership’s common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period will end on the first business day after the Partnership has earned and paid at least (1) $1.55 (the minimum quarterly distribution on an annualized basis) on each outstanding common unit and subordinated unit for each of three consecutive, non-overlapping four quarter periods ending on or after September 30, 2016 or (2) $2.325 (150.0% of the annualized minimum quarterly distribution) on each outstanding common unit and subordinated unit and the related distribution on the incentive distribution rights for a four-quarter period ending immediately preceding such date, in each case provided there are no arrearages on the Partnership’s common units at that time.

The subordination period will also end upon the removal of the General Partner other than for cause if no subordinated units or common units held by holder(s) of subordinated units or their affiliates are voted in favor of that removal. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

Note 10—Earnings Per Unit (“EPU”)

The Partnership uses the two-class method when calculating the net income per unit applicable to limited partners. The two-class method is based on the weighted-average number of common and subordinated units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting distributions, if any, by the weighted-average number of outstanding common and subordinated units. Payments made to the Partnership’s unitholders are determined in relation to actual distributions paid and are not based on the net income allocations used in the calculation of net income per unit.

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the year ended December 31, 2013 the only potentially dilutive units outstanding consisted of the preferred units settled as part of the IPO (see “Note 8—Preferred Units”).

As a result of the recapitalization in connection with the IPO, earnings per unit was adjusted on a retroactive basis.

	Years Ended December 31,
	2013	2012	2011
Net Income	$12,831	$5,423	$5,366
Less: preferred unit distributions	1,770	—	—
Less: earnings attributable to preferred units	1,423	—	—

Undistributed earnings	$9,638	$5,423	$5,366

Numerator for basic earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$247	$71	$71
Net income allocated to subordinated unitholders	$9,391	$5,352	$5,295

Net income allocated to limited partners:	$9,638	$5,423	$5,366

Denominator for basic earnings per limited partner unit:
Common units	1,069	80	80
Subordinated units	6,031	6,023	6,023

Total basic units outstanding	7,100	6,103	6,103

Earnings per limited partner unit, basic:
Common units	$0.23	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88
Numerator for diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$247	$71	$71
Net income allocated to subordinated unitholders	$9,391	$5,352	$5,295

Net income allocated to limited partners:	$9,638	$5,423	$5,366

Denominator for diluted earnings per limited partner unit:
Common units	2,583	80	80
Subordinated units	6,031	6,023	6,023

Total diluted units outstanding	8,614	6,103	6,103

Earnings per limited partner unit, diluted:
Common units	$0.10	$0.89	$0.88
Subordinated units	$1.56	$0.89	$0.88

Note 11—Segment Reporting

The Partnership derives revenue from operating its terminal and transloading facilities. These facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Note 12—Related Party Transactions

Agreements with Affiliates

Payments to the General Partner and its affiliates

The General Partner conducts, directs and manages all activities of the Partnership. The General Partner is reimbursed on a monthly basis, or such other basis as may be determined, for: (i) all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership and its subsidiaries; and (ii) all other expenses allocable to the Partnership and its subsidiaries or otherwise incurred by the General Partner in connection with operating the Partnership and its subsidiaries’ businesses (including expenses allocated to the General Partner by its affiliates).

For the years ended December 31, 2013, 2012 and 2011 the General Partner incurred expenses of $2.5 million, $2.6 million and $2.6 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the selling, general and administrative—affiliate line on the consolidated statements of operations. As of December 31, 2013 and December 31, 2012, the Partnership had a payable of approximately $0.1 million and $0.2 million, respectively, to the General Partner which is reflected as due to general partner in the accompanying consolidated balance sheets.

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

Other Transactions with Related Persons

GCAC guarantees up to $20 million of the Partnership’s Credit Facility. Under certain circumstances, the lenders may release GCAC from such guarantee.

Storage and Throughput Agreements with Center Oil

During 2007, the Partnership acquired seven terminals from Center Oil for $35.0 million in cash and 750,000 subordinated units in the Partnership. In connection with this purchase, the Partnership entered into a storage and throughput agreement with Center Oil whereby the Partnership provides storage and throughput services for various petroleum products to Center Oil at the terminals acquired by the Partnership in return for a fixed per barrel fee for each outbound barrel of Center Oil product shipped or committed to be shipped. The throughput fee is calculated and due monthly based on the terms and conditions as set forth in the storage and throughput agreement. In addition to the monthly throughput fee, Center Oil agrees to pay the Partnership a fixed per barrel fee for any additives added into Center Oil’s product.

The term of the storage and throughput agreement extends through June 2017. The agreement can be terminated by either party upon written notification of such party’s intent to terminate this agreement at the expiration of such applicable term and must be received by the other party not later than eighteen months prior to the expiration of the applicable term. If notice is not provided by Center Oil, the agreement automatically renews for three additional three-year terms at rates adjusted for inflation as determined in accordance with the terms of the agreement.

In February 2010, the Partnership acquired a 50% undivided interest in the Baltimore, MD terminal. In connection with the acquisition, the Partnership acquired an existing agreement with Center Oil whereby the Partnership provides ethanol storage and throughput services to Center Oil. The Partnership charges Center Oil a fixed fee for storage and a fee based upon ethanol throughput at the Baltimore, MD terminal. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

In May 2011, the Partnership entered into an agreement to provide refined products storage and throughput services to Center Oil at the Baltimore, MD terminal. The Partnership charges Center Oil a fixed fee for storage and a fee for ethanol blending and any additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charged Center Oil a fixed per bbl fee for each inbound delivery of ethanol and every outbound barrel of product shipped or committed to be shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term with evergreen renewal provisions.

Storage and Throughput Agreements with GCAC

During 2013, the Partnership acquired terminal assets from GCAC for $25.0 million in cash, $30.0 million of preferred units in the Partnership and the assumption of approximately $30.0 million in debt. In connection with this purchase, the Partnership entered into a storage and throughput agreement (the “GCAC Agreement 1”) with GCAC whereby the Partnership will provide storage and throughput services for various petroleum products to GCAC at the existing terminals acquired by the Partnership in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, the Partnership entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby the Partnership will build an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The initial term of GCAC Agreements 1 and 2 is approximately five years. These agreements can be mutually extended by both parties as long as the extension is agreed to 180 days prior to the end of the initial termination date, otherwise the Partnership has the right to lease the storage capacity to any third party.

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the Revenues—Related parties line on the consolidated statements of operations are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Center Oil	$7,587	$9,663	$10,441
GCAC	592	—	—

Total	$8,179	$9,663	$10,441

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the Due from related parties line on the consolidated balance sheets are as follows:

	As of December 31,
	2013	2012
Center Oil	$536	$842
GCAC	186	—

Total	$722	$842

Note 13—Major Customers

The following table presents the percentages of revenues and receivables associated with our significant customers (those that have accounted for 10% or more of our revenues in a given period) for the periods indicated:

	% of Revenues For the Year Ended December 31,			% of Receivables As of December 31,
	2013	2012	2011	2013	2012
Center Oil	16%	42%	50%	10%	46%
Specialty Fuels, Inc. (1)	N/A	N/A	10%	N/A	N/A

Total percentages associated with significant customers	16%	42%	60%	10%	46%

(1)	Specialty Fuels, Inc. was not a top five customer for the years ended December 31, 2013 and 2012.

Note 14—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of December 31, 2013 and 2012.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of December 31, 2013 are presented below (in thousands):

	Payments Due by Period (in thousands)
	Total	2014	2015	2016	2017	2018
Long-term debt obligations	$105,563	$—	$—	$—	$—	$105,563
Operating lease obligations	530	248	150	132	—	—

Total	$106,093	$248	$150	$132	$—	$105,563

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon either (i) the throughput activity of one customer over the next three years or (ii) from the closing date through February 8, 2014 any modifications to the acquired contracts whereby the revenue contribution to the Partnership is increased with an offset for any required capital investments made by the Partnership for the contract modifications. As of December 31, 2013, no additional amounts have been paid or are owed to GCAC.

Note 15—Quarterly Financial Data (Unaudited)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$9,608	$13,096	$12,625	$12,512
Operating income	$(17)	$2,837	$2,733	$2,804
Net Income	$9,857	$1,338	$1,274	$361
Less: Net income attributable to preferred units	$347	$600	$600	$223
Net income attributable to partners' capital	$9,511	$738	$674	$138
Net income per limited partner unit, basic:
Common units	$1.37	$0.10	$0.09	$0.03
Subordinated units	$1.37	$0.10	$0.09	$0.00
Net income per limited partner unit, diluted:
Common units	$1.37	$0.10	$0.09	$0.01
Subordinated units	$1.37	$0.10	$0.09	$0.00
Weighted average number of limited partners units outstanding, basic:
Common units	80	80	80	4,035
Subordinated units	6,023	6,023	6,023	6,058
Weighted average number of limited partners units outstanding, diluted:
Common units	80	80	80	10,093
Subordinated units	6,023	6,023	6,023	—

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Revenues	$6,548	$5,491	$5,024	$5,801
Operating income	$2,445	$1,432	$1,266	$1,639
Net Income	$2,128	$1,093	$918	$1,284
Net income per limited partner unit:
Common units (basic and diluted)	$0.35	$0.18	$0.15	$0.21
Subordinated units (basic and diluted)	$0.35	$0.18	$0.15	$0.21
Weighted average number of limited partners units outstanding:
Common units (basic and diluted)	80	80	80	80
Subordinated units (basic and diluted)	6,023	6,023	6,023	6,023

Note 16—Subsequent Events

Cash Distribution

In January 2014, the Partnership declared its initial pro rata cash distribution of $0.2064 per unit totaling $2.7 million for all common and subordinated units outstanding. The distribution was calculated based on the Partnership’s minimum quarterly distribution of $0.3875, prorated for the period from November 13, 2013 to December 31, 2013. This distribution was paid on February 18, 2014 to unitholders of record on February 10, 2014.

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a 15-year triple net operating lease agreement relating to the use of a petroleum products terminals located in Portland, Oregon (the “Portland Terminal”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the lease agreement.

Amendment to Credit Agreement

In January 2014, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment (the “First Amendment”) to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings’ to enter into the operating lease agreement relating to the use of the Portland Terminal.