Form 10-Q
period 2014-03-31
Arc Logistics Partners LP
filed 2014-05-13
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

ARC LOGISTICS PARTNERS LP

GLOSSARY OF TERMS

Adjusted EBITDA: Represents net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and unusual or non-recurring charges. Adjusted EBITDA is not a presentation made in accordance with GAAP. Please see the reconciliation of Adjusted EBITDA to net income in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Adjusted EBITDA.”

ancillary services fees: Fees associated with ancillary services, such as heating, blending and mixing our customers’ products that are stored in our tanks.

barrel or bbl: One barrel of petroleum products equals 42 U.S. gallons.

bpd: One barrel per day.

Distributable Cash Flow: Represents Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; (iv) equity earnings from the LNG Interest; plus (v) cash distributions from the LNG Interest. Distributable Cash Flow is not a presentation made in accordance with GAAP. Please see the reconciliation of Distributable Cash Flow to net income in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Distributable Cash Flow.”

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

mbpd: One thousand barrels per day.

NYSE: New York Stock Exchange.

PCAOB: Public Company Accounting Oversight Board.

SEC: U.S. Securities and Exchange Commission.

storage and throughput services fees: Fees paid by our customers to reserve tank storage, throughput and transloading capacity at our facilities and to compensate us for the receipt, storage, throughput and transloading of crude oil and petroleum products.

transloading: The transfer of goods or products from one mode of transportation to another (e.g., from railcar to truck).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$4,116	$4,454
Trade accounts receivable	3,980	4,403
Due from related parties	905	722
Inventories	275	302
Other current assets	1,124	777

Total current assets	10,400	10,658

Property, plant and equipment, net	201,823	201,477
Investment in unconsolidated affiliate	72,732	72,046
Intangible assets, net	37,045	38,307
Goodwill	15,162	15,162
Other assets	1,817	1,716

Total assets	$338,979	$339,366

Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$3,841	$4,115
Accrued expenses	1,732	2,144
Due to general partner	214	127
Other liabilities	47	25

Total current liabilities	5,834	6,411

Credit facility	105,563	105,563
Other non-current liabilities	1,090	—
Commitments and contingencies
Partners’ capital (deficit):
General partner interest	—	—
Limited partners’ interest
Common units – (6,867,950 units issued and outstanding at March 31, 2014 and December 31, 2013)	124,944	125,375
Subordinated units – (6,081,081 units issued and outstanding at March 31, 2014 and December 31, 2013)	101,144	101,525
Accumulated other comprehensive income	404	492

Total partners’ capital	226,492	227,392

Total liabilities and partners’ capital	$338,979	$339,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Third-party customers	$10,875	$7,485
Related parties	2,338	2,123

	13,213	9,608
Expenses:
Operating expenses	7,132	3,464
Selling, general and administrative	1,776	3,612
Selling, general and administrative - affiliate	884	614
Depreciation	1,698	1,138
Amortization	1,339	796

Total expenses	12,829	9,624

Operating income (loss)	384	(16)
Other income (expense):
Gain on bargain purchase of business	—	11,777
Equity earnings from unconsolidated affiliate	2,437	—
Interest expense	(910)	(1,888)

Total other income, net	1,527	9,889

Income before income taxes	1,911	9,873
Income taxes	50	14

Net Income	1,861	9,859
Less: Net income attributable to preferred units	—	347

Net income attributable to partners’ capital	1,861	9,512

Other comprehensive loss	(88)	—

Comprehensive income attributable to partners’ capital	$1,773	$9,512

Earnings per limited partner unit:
Common units (basic and diluted)	$0.14	$1.37
Subordinated units (basic and diluted)	$0.14	$1.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flow from operating activities:
Net income	$1,861	$9,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,698	1,138
Amortization	1,262	796
Gain on bargain purchase of business	—	(11,777)
Equity earnings from unconsolidated affiliate, net of distributions	(686)	—
Amortization of deferred financing costs	94	1,054
Amortization of premium	77	—
Changes in operating assets and liabilities
Trade accounts receivable	423	(2,879)
Due from related parties	(183)	94
Inventories	27	(10)
Other current assets	(347)	(133)
Accounts payable	(518)	3,163
Accrued expenses	(412)	372
Due to general partner	87	2,183
Other liabilities	1,112	32

Net cash provided by operating activities	4,495	3,892

Cash flows from investing activities:
Capital expenditures	(1,800)	(4,136)
Investment in unconsolidated affiliate	(165)	—
Net cash paid for acquisitions	—	(82,000)

Net cash used in investing activities	(1,965)	(86,136)

Cash flows from financing activities:
Distributions	(2,673)	—
Deferred financing costs	(195)	(3,476)
Repayments to credit facility	—	(31,313)
Proceeds from credit facility	—	116,000

Net cash (used in) provided by financing activities	(2,868)	81,211

Net decrease in cash and cash equivalents	(338)	(1,033)
Cash and cash equivalents, beginning of period	4,454	1,429

Cash and cash equivalents, end of period	$4,116	$396

Supplemental disclosure of cash flow information:
Cash paid for interest	$856	$536
Cash paid for income taxes	50	14
Non-cash investing and financing activities:
Issuance of preferred units	—	30,000
Deemed distributions to preferred units	—	347
(Decrease) Increase in purchases of property plant and equipment in accounts payable and accrued expenses	243	(604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Accumulated Other Comprehensive Income	Total Partners’ Capital
Partners’ capital at December 31, 2013	$125,375	$101,525	$492	$227,392
Net income	987	874	—	1,861
Other comprehensive loss	—	—	(88)	(88)
Distributions	(1,418)	(1,255)	—	(2,673)

Partners’ capital at March 31, 2014	$124,944	$101,144	$404	$226,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Presentation

Defined Terms

Unless the context clearly indicates otherwise, references in these unaudited interim condensed consolidated financial statements (“interim statements”) to “Arc Terminals” or the “Partnership” when used for periods prior to November 12, 2013, the closing of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics” or the “Partnership” when used for periods on or after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals, and references to our “General Partner” for periods on or after the closing of the IPO refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

Organization and Initial Public Offering

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

In November 2013, the Partnership completed its IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit. In connection with the IPO, the Partnership amended and restated the Terminal Credit Facility (as defined below, see “Note 7—Debt”).

The $120.2 million of net proceeds from the IPO (including the underwriters’ option to purchase additional common units and after deducting the underwriting discount and structuring fee) were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE EFS for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals LP to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to the Sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under the Partnership’s Credit Facility (as defined below, see “Note 7—Debt”) by $6.0 million. The remaining funds were used for general partnership purposes, including the payment of transaction expenses related to the IPO and the Credit Facility.

Note 2—Summary of Significant Accounting Policies

The Partnership has provided a discussion of significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2013. Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these interim statements.

Basis of Presentation

The accompanying interim statements of the Partnership have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2013, which are included in the Partnership’s Annual Report on Form 10-K filed with the SEC on March 13, 2014. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

The Partnership has disclosed consolidated figures of the Partnership as if the Partnership had operated since the inception of Arc Terminals. The contribution of Arc Terminals to Arc Logistics in connection with the IPO was not considered a business combination accounted for under the purchase method as it was a transfer of assets under common control and, accordingly, balances have been transferred at their historical cost. The condensed consolidated financial statements for the periods prior to the contribution on November 12, 2013 have been prepared using Arc Terminals’ historical basis in the assets and liabilities and include all revenues, costs, assets and liabilities attributed to Arc Terminals.

During the first quarter of 2014, the Partnership identified a classification error in the Consolidated Statement of Cash Flows for the year ended December 31, 2013 associated with the distributions received from an unconsolidated affiliate for which a portion was incorrectly classified within net cash used in investing activities. The misclassification resulted in an understatement of “net cash used in investing activities” and “net cash provided by operating activities” of approximately $1.3 million. The misclassification had no impact on the Consolidated Balance Sheet or on the Consolidated Statement of Operations nor did it affect the net increase in cash and cash equivalents on the Consolidated Statement of Cash Flows as of or for the period ended December 31, 2013.

The Partnership evaluated the effect of the misclassification on its previously issued financial statements for the year ended December 31, 2013 and concluded the impact was not material. The Partnership will recognize the impact of this misclassification on its December 31, 2013 financial statements prospectively in its financial statements for the year ended December 31, 2014, as it did not have any significant impact on the December 31, 2013 financial statements.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership reserves for specific trade accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. The Partnership regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts as of March 31, 2014 and December 31, 2013. There were no write-offs of uncollectible receivables for the three months ended March 31, 2014 and 2013. No other amounts have been deemed uncollectible in the periods presented in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Capitalized costs incurred by the Partnership during the year for major improvements and capital projects that are not completed as of year-end are recorded as construction in progress. Construction in progress is not depreciated until the related assets or improvements are ready for intended use. Additionally, the Partnership capitalizes interest costs as a part of the historical cost of constructing certain assets and includes such interest in the “Property, plant and equipment, net” line on the balance sheet. Capitalized interest costs for each of the three months ended March 31, 2014 and 2013 was less than $0.1 million.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. No impairment charges were recorded through March 31, 2014 and 2013.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. The Partnership determined at December 31, 2013 that there were no impairment charges and subsequent to that date no event indicating an impairment has occurred.

	As of
	March 31, 2014	December 31, 2013
Beginning Balance	$15,162	$6,730
Goodwill acquired	—	8,432
Impairment	—	—

Ending Balance	$15,162	$15,162

Other Assets

Other assets consist primarily of debt issuance costs related to the Credit Facility amendment entered into in November 2013 (see “Note 7—Debt”). Debt issuance costs are capitalized and amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. As of March 31, 2014 and December 31, 2013, these costs were approximately $1.7 million.

Deferred Rent

The Lease Agreement (as defined below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet at March 31, 2014.

Revenue Recognition

Revenues from leased tank storage and delivery services are recognized as the services are performed, evidence of a contractual arrangement exists and collectability is reasonably assured. Revenues also include the sale of excess products and additives which are mixed with customer-owned liquid products. Revenues for the sale of excess products and additives are recognized when title and risk of loss passes to the customer.

Income Taxes

Taxable income or loss of the Partnership generally is required to be reported on the income tax returns of the limited partners in accordance with the terms of the partnership agreement. Accordingly, no provision has been made in the accompanying interim statements for the limited partners’ federal income taxes. There are certain entity level state income taxes that are incurred at the Partnership level and have been recorded during the three months ended March 31, 2014 and 2013. The Partnership is not aware of any uncertain tax positions as of March 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the condensed consolidated financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Level 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using this hierarchy.

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). The carrying amount of the Credit Facility approximated fair value due to its short-term nature and market rate of interest (Level 2).

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

Segment Reporting

The Partnership derives revenue from operating its terminal and transloading facilities. These facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued new guidance that requires measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Disclosures are required of the nature and amount of the obligations as well as information about such obligations. The guidance is effective for fiscal years beginning after December 15, 2013, and interim periods within those years; and should be applied retrospectively to all prior periods presented. The adoption of this guidance has not had a material impact on the Partnership’s condensed consolidated financial statements.

Note 3—Acquisitions

The following acquisitions were accounted for under the acquisition method of accounting whereby management utilized the services of third-party valuation consultants, along with estimates and assumptions provided by management, to estimate the fair value of the net assets acquired. The third-party valuation consultants utilized several appraisal methodologies including income, market and cost approaches to estimate the fair value of the identifiable assets acquired.

2013 Acquisitions

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

The transaction was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The GCAC Purchase Price exceeded the approximately $76.6 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $8.4 million. The Partnership believes the primary items that generated goodwill are both the value of the synergies created between the acquired assets and its existing assets, and its expected ability to grow the business acquired by leveraging its existing customer relationships. Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. GCAC is also able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of March 31, 2014, no additional amounts have been paid or are owed to GCAC.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$25,000
Debt assumed	30,000
Preferred units issued	30,000

Total consideration	$85,000

Allocation of purchase price:
Property and equipment	$39,242
Intangible assets	37,326
Goodwill	8,432

Net assets acquired	$85,000

The following unaudited pro forma financial results for the three months ended March 31, 2013 assumes the GCAC acquisition had occurred on January 1, 2013. The effects of the acquisition of GCAC are included in the accompanying unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2014. The unaudited pro forma results reflect certain adjustments to the acquisition, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the period presented, nor are they indicative of future results of operations.

The following unaudited pro forma financial results are presented for comparative purposes only (in thousands, except per unit amounts):

Three Months Ended
March 31, 2013
(unaudited proforma)
Total revenues	$11,133
Operating income	3,180

Net Income	$13,347

Less: Net income attributable to preferred units	$600

Net income attributable to partners’ capital	$12,747

Earnings per unit - Basic:
Common and Subordinated	$2.17
Earnings per unit - Diluted:
Common and Subordinated	$1.78

Since the acquisition date in February 2013 through March 31, 2013, the acquired GCAC assets earned approximately $2.7 million in revenue and $1.6 million of operating income.

Motiva Enterprises LLC Acquisition

In February 2013, the Partnership acquired substantially all of the operating assets related to the Brooklyn, NY terminal (the “Brooklyn Terminal”) of Motiva Enterprises LLC (“Motiva”) for approximately $27.0 million (“Brooklyn Purchase Price”) in cash.

The transaction was accounted for as a business combination in accordance with ASC 805. The fair value of the identifiable assets acquired of approximately $38.8 million exceeded the Brooklyn Purchase Price. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, the Partnership recognized a gain of approximately $11.8 million associated with the acquisition. The gain is included in the line item “Gain on bargain purchase of business” in the accompanying condensed consolidated statement of operations and comprehensive income. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.5 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$27,000

Allocation of purchase price:
Property and equipment	$36,749
Inventory	19
Intangible assets	2,009
Bargain purchase gain	(11,777)

Net assets acquired	$27,000

Since the acquisition date in February 2013 through March 31, 2013, the Brooklyn Terminal earned approximately $0.4 million in revenue and $0.2 million of operating income.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in which it owns less than 50% but does not have the ability to exercise significant influence over operating and financial policies of the investment under the equity method of accounting. Investment in unconsolidated affiliate consisted of the LNG Interest and its balances as of March 31, 2014 and December 31, 2013 are represented below (in thousands):

Balance at December 31, 2013	$72,046
Equity earnings	2,437
Contributions	165
Distributions	(1,751)
Amortization of premium	(77)
Other comprehensive loss	(88)

Balance at March 31, 2014	$72,732

Gulf LNG Holdings Acquisition

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from March 31, 2014 is as follows (in thousands):

Total
2014	$231
2015	309
2016	309
2017	309
2018	309
Thereafter	7,140

$8,607

Summarized financial information for the LNG Interest is reported below (in thousands):

	March 31, 2014	December 31, 2013
Balance sheets
Current assets	$8,814	$8,694
Noncurrent assets	942,709	952,630

Total assets	$951,523	$961,324

Current liabilities	$74,452	$81,173
Long-term liabilities	762,619	773,115
Member’s equity	114,452	107,036

Total liabilities and member’s equity	$951,523	$961,324

	Three Months Ended March 31,
	2014	2013
Income statement
Revenues	$46,561	$46,522
Total operating costs and expenses	14,280	14,284

Operating income	32,281	32,238

Net income	$23,656	$23,213

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	March 31, 2014	December 31, 2013
Land	$51,175	$51,175
Buildings and site improvements	34,712	34,660
Tanks and trim	93,314	92,337
Machinery and equipment	33,249	32,819
Office furniture and equipment	2,409	2,334
Construction in progress	5,513	5,003

	220,372	218,328
Less: Accumulated depreciation	(18,549)	(16,851)

Property, plant and equipment, net	$201,823	$201,477

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives in Years	March 31, 2014	December 31, 2013
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-10	39,900	39,900
Noncompete agreements	2-3	741	741

		45,426	45,426
Less: Accumulated amortization		(8,381)	(7,119)

Intangible assets, net		$37,045	$38,307

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $3.9 million in 2014, $4.3 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $3.9 million in 2018 and $17.2 million thereafter.

Note 7—Debt

Credit Facility

In January 2012, the Partnership entered into a $40.0 million credit facility (the “Terminal Credit Facility”). On November 12, 2013, concurrent with the closing of the IPO, the Partnership amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. The Credit Facility has up to $175.0 million of borrowing capacity (see “Note 2—Summary of Significant Accounting Policies—Other Assets” for discussion regarding deferred financing costs). As of March 31, 2014, the Partnership had borrowings of $105.6 million under the Credit Facility. Due to the restrictions under the total leverage ratio covenant, as of March 31, 2014, the Partnership had $40.3 million of available capacity under the Credit Facility.

The Credit Facility is available to refinance existing indebtedness, to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows the Partnership to request that the maximum amount of the Credit Facility be increased by up to an aggregate of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. The Partnership’s obligations under the Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets (other than the LNG Interest). The Partnership and each of the Partnership’s existing subsidiaries (other than the borrower) guarantee, and each of the Partnership’s future restricted subsidiaries will also guarantee, the Credit Facility. The Credit Facility matures on November 12, 2018.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

In January 2014, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment (the “First Amendment”) to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement”) relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon (the “Portland Terminal”).

Terminal Credit Facility

The Terminal Credit Facility bore interest based upon LIBOR plus an applicable margin. The applicable margin was based on the leverage ratio as defined by the Terminal Credit Facility agreement, calculated at the beginning of each interest period. At the time of closing, the Partnership borrowed $22.0 million on the Terminal Credit Facility, applying $20.0 million to extinguish the Partnership’s prior revolving line of credit and the balance was used to pay transaction fees and fund operations. The Terminal Credit Facility agreement required the Partnership to maintain a leverage ratio of not more than 3.75 to 1.00, which decreased to 3.50 to 1.00 on or after March 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00.

In February 2013, the Partnership amended the Terminal Credit Facility to include a $65.0 million term loan and a $65.0 million revolving line of credit. The amended Terminal Credit Facility had an initial three year term and bore interest based upon LIBOR plus an applicable margin. The applicable margin was based on the leverage ratio as defined in the Terminal Credit Facility agreement, calculated at the beginning of each interest period. At the time of the closing, the Partnership borrowed an additional $55.0 million which was used to satisfy the cash portion of the GCAC Purchase Price and to extinguish the debt acquired as a part of the GCAC Purchase Price. Also in February 2013, the Partnership borrowed an additional $27.0 million to complete the Motiva acquisition. The amended Terminal Credit Facility agreement required the Partnership to maintain an initial leverage ratio of not more than 5.00 to 1.00, which decreased to 4.00 to 1.00 by December 31, 2013 and a minimum fixed charge ratio of not less than 1.25 to 1.00.

Note 8—Preferred Units

In February 2013, the Partnership, as a part of the GCAC Purchase Price (see “Note 3—Acquisitions”), issued 1,500,000 preferred units to GCAC with a value of $30.0 million. The preferred units ranked senior in liquidation preference and distributions to all existing and outstanding common and subordinated units. The preferred units were entitled to 8% annual distributions, paid 45 days following each calendar quarter, assuming the Partnership remained in compliance with all related covenants in the Terminal Credit Facility. If for any reason the Partnership were to be unable to pay the quarterly distributions on time to the preferred unitholders, the distribution amount would have compounded at an 8% annual interest rate until paid. At the time of the IPO, the Partnership issued 779 common units and 58,426 subordinated units and made a cash distribution of approximately $29.0 million to GCAC for the contribution of its preferred units in Arc Terminals LP to the Partnership. Prior to the IPO, the Partnership recorded the preferred units as mezzanine equity in accordance with ASC Topic 480 Distinguishing Liabilities from Equity due to the redeemable nature, at the option of the holders, of the preferred units at a fixed and determinable price based upon certain redemption events which were outside the control of the Partnership. For the quarter ended March 31, 2013, the Partnership did not pay any cash distributions to the preferred unitholders.

Note 9—Partners’ Capital and Distributions

Cash Distributions

The Partnership declared a pro rata quarterly cash distribution totaling $2.7 million, or $0.2064 per unit, for the period November 13, 2013 through December 31, 2013. The distribution was paid on February 18, 2014 to unitholders of record on February 10, 2014.

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

If cash distributions to the Partnership’s unitholders exceed $0.4456 per unit in any quarter, the Partnership’s unitholders and the General Partner, as the initial holder of the incentive distribution rights, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Unit Target Amount	Marginal Percentage Interest in Distributions
	Unitholders	General Partner
above $0.3875 up to $0.4456	100.0%	0.0%
above $0.4456 up to $0.4844	85.0%	15.0%
above $0.4844 up to $0.5813	75.0%	25.0%
above $0.5813	50.0%	50.0%

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three months ended March 31, 2013, the only potentially dilutive units outstanding consisted of the preferred units settled as part of the IPO (see “Note 8—Preferred Units”).

As a result of the recapitalization in connection with the IPO, earnings per unit was adjusted on a retroactive basis.

	Three Months Ended March 31,
(in thousands, except per unit data):	2014	2013
Net Income	$1,861	$9,859
Less: preferred unit distributions	—	347
Less: earnings attributable to preferred units	—	1,143

Undistributed earnings	$1,861	$8,369

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$987	$110
Net income allocated to subordinated unitholders	$874	$8,259

Net income allocated to limited partners:	$1,861	$8,369

Denominator for basic and diluted earnings per limited partner unit:
Common units	6,868	80
Subordinated units	6,081	6,023

Total basic units outstanding	12,949	6,103

Earnings per limited partner unit:
Common units (basic and diluted)	$0.14	$1.37
Subordinated units (basic and diluted)	$0.14	$1.37

Note 11—Related Party Transactions

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

For the three months ended March 31, 2014 and 2013, the General Partner incurred expenses of $0.9 million and $0.6 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2014 and December 31, 2013, the Partnership had a payable of approximately $0.2 million and $0.1 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Storage and Throughput Agreements with GCAC

In February 2013, and in connection with the GCAC Purchase Price, the Partnership entered into a storage and throughput agreement (the “GCAC Agreement 1”) with GCAC whereby the Partnership provides storage and throughput services for various petroleum products to GCAC at the existing terminals acquired by the Partnership in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, the Partnership entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby the Partnership built an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The initial term of GCAC Agreements 1 and 2 is approximately five years. These agreements can be mutually extended by both parties as long as the extension is agreed to 180 days prior to the end of the initial termination date, otherwise the Partnership has the right to lease the storage capacity to any third party.

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Revenues – Related parties” line on the unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Center Oil	$1,885	$2,049
GCAC	453	74

Total	$2,338	$2,123

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Due from related parties” line on the unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	March 31, 2014	December 31, 2013
Center Oil	$608	$536
GCAC	297	186

Total	$905	$722

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the use of a petroleum products terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”). Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot. The Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in a prior month. The base rents in the initial years of the Lease Agreement are $230,000 per month through July 2014 (prorated for the partial month of January 2014) and $417,522 for each month thereafter until the end of year five. The base rents will also increase each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal, estimated at $10 million. Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month. The base rents will be increased at the end of year five by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent. Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.

So long as Arc Terminals Holdings is not in default under the Lease Agreement, it shall have the right to purchase the Portland Terminal at the end of the third year of the Lease Agreement and at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice or (ii) $65.7 million. If the purchase right is not exercised, the Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of approximately $4 million and $6 million, respectively.

Note 12—Major Customers

Center Oil’s revenue accounted for 14% and 21% of the Partnership’s total revenues for the three months ended March 31, 2014 and 2013, respectively. Center Oil’s receivables accounted for 12% and 10% of the Partnership’s total receivables as of March 31, 2014 and December 31, 2013, respectively. No other customer accounted for 10% or more of the Partnership’s revenues and receivables during these periods.

Note 13—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of March 31, 2014 and December 31, 2013.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of March 31, 2014 are presented below (in thousands):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018
Long-term debt obligations	$105,563	$—	$—	$—	$—	$105,563
Operating lease obligations	33,101	3,665	6,310	6,292	6,160	10,674

Total	$138,664	$3,665	$6,310	$6,292	$6,160	$116,237

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of March 31, 2014, no additional amounts have been paid or are owed to GCAC.

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement.

Note 14—Subsequent Events

Cash Distribution

In April 2014, the Partnership declared a quarterly cash distribution of $0.3875 per unit ($1.55 per unit on an annualized basis) totaling approximately $5.0 million for all common and subordinated units outstanding. The distribution is for the period from January 1, 2014 through March 31, 2014. The distribution is payable on May 16, 2014 to unitholders of record on May 9, 2014.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited interim condensed consolidated financial statements (“interim statements”), including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Cautionary Statement Regarding Forward-Looking Statements.”

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “Arc Terminals,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods prior to November 12, 2013, the closing of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods on or after the closing of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals, and references to our “General Partner” for periods on or after the closing of the IPO refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

Recent Developments

Portland Terminal

In January 2014, we extended our operational footprint and customer relationships into the West Coast market by entering into a triple net operating lease agreement for the use of a petroleum products terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal”, and such lease agreements, collectively, the “Lease Agreement”). The Portland Terminal is a rail/marine facility adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering heavy and light petroleum products. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) or truck loading rack. The marine facilities are accessed through a neighboring terminal facility via a pipeline. The Portland Terminal offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

In connection with the Portland Terminal operating lease, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the Lease Agreement and the guaranty relating to the use of the Portland Terminal.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of March 31, 2014, we had an aggregate of over 90 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

•	We anticipate incurring incremental SG&A expenses as a result of being a publicly traded partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NYSE listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

•	Prior to the November 12, 2013 closing of the IPO, the historical consolidated financial statements do not include earnings from the LNG Interest acquired with proceeds from the IPO. We account for the LNG Interest under the equity accounting method.

•	The acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY terminals closed in February 2013 and the historical consolidated financial statements do not reflect the full year impact of these acquisitions on earnings.

•	We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical condensed consolidated financial statements do not reflect the full year impact of these earnings.

•	In January 2014, we entered into the Lease Agreement for the Portland Terminal and the historical condensed consolidated financial statements do not reflect the impact of these earnings in the first quarter of 2013.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (i) storage and throughput services fees and (ii) ancillary services fees; (2) our operating and selling, general and administrative expenses; (3) Adjusted EBITDA; and (4) Distributable Cash Flow.

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

Selling, General and Administrative Expenses

While our financial statements separately present selling, general and administrative (“SG&A”) expenses and SG&A–affiliate expenses, we evaluate our SG&A expenses as a whole, which primarily consist of compensation of non-operating personnel, employee benefits, transaction costs, reimbursements to our General Partner and its affiliates of SG&A expenses incurred in connection with our operations and expenses of overall administration.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that management and external users of our interim statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets; (ii) the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; (iii) our ability to make distributions; (iv) our ability to incur and service debt; (v) our ability to fund capital expenditures; and (vi) our ability to incur additional expenses. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and unusual or non-recurring charges.

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

Distributable Cash Flow

Although we have not historically quantified Distributable Cash Flow, we will use Distributable Cash Flow, a non-GAAP financial measure, to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders. We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; (iv) equity earnings from the LNG Interest; plus (v) cash distributions from the LNG Interest. Distributable Cash Flow is a measure used by the investment community to measure the ability of our assets to generate cash sufficient to support our indebtedness and sustain or increase cash distributions to our unitholders.

The GAAP measure most directly comparable to Distributable Cash Flow is net income. Distributable Cash Flow should not be considered as an alternative to net income. You should not consider Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Distributable Cash Flow may be defined differently by other companies in our industry, our definition of Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing it utility.

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net Income	$1,861	$9,859
Income taxes	50	14
Interest expense	910	1,888
Gain on bargain purchase of business	—	(11,777)
Depreciation	1,698	1,138
Amortization	1,339	796
One-time transaction expenses (a)	444	3,027
Non-cash charges (b)	1,090	—

Adjusted EBITDA	$7,392	$4,945

Cash interest expense	(856)
Cash income taxes	(50)
Maintenance capital expenditures	(436)
Equity earnings from the LNG Interest	(2,437)
Cash distributions received from the LNG Interest	1,751

Distributable Cash Flow	$5,364

(a)	The one-time transaction expenses for 2013 relate to the due diligence and acquisition expenses associated with the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities; for 2014, such expenses relate to the execution of the Lease Agreement for the Portland Terminal.
(b)	The non-cash charges relate to the deferred rent expense portion of the Lease Agreement for the Portland Terminal.

Results of Operations

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2014 and 2013 (in thousands, except operating data):

	Three Months Ended March 31,
	2014	2013
Revenues:
Third-party customers	$10,875	$7,485
Related parties	2,338	2,123

	13,213	9,608
Expenses:
Operating expenses	7,132	3,464
Selling, general and administrative	1,776	3,612
Selling, general and administrative - affiliate	884	614
Depreciation	1,698	1,138
Amortization	1,339	796

Total expenses	12,829	9,624

Operating income (loss)	384	(16)
Other income (expense):
Gain on bargain purchase of business	—	11,777
Equity earnings from unconsolidated affiliate	2,437	—
Interest expense	(910)	(1,888)

Total other income (expenses), net	1,527	9,889

Income before income taxes	1,911	9,873
Income taxes	50	14

Net Income	1,861	9,859
Less: Net income attributable to preferred units	—	347

Net income attributable to partners’ capital	$1,861	$9,512

Other Financial Data:
Adjusted EBITDA	$7,392	$4,945
Distributable Cash Flow	$5,364
Operating Data:
Storage capacity (bbls)	6,425,100	4,809,100
Throughput (bpd)	70,404	58,762

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Storage Capacity. Storage capacity for the three months ended March 31, 2014 increased by 1.6 million bbls, or 34%, compared to the three months ended March 31, 2013. The increase was due to the completion of 150,000 barrels of new storage capacity for a customer in Mobile, AL and the procurement of storage capacity pursuant to the Lease Agreement for the Portland, OR terminal.

Throughput Activity. Throughput activity for the three months ended March 31, 2014 increased by 11.6 mbpd, or 20%, compared to the three months ended March 31, 2013. The increase was principally due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, throughput activity associated with the Lease Agreement in Portland, OR and increased customer activity at a number of the refined product terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended March 31, 2014 and 2013 (in thousands, except percentages).

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$11,297	$8,491	$2,806	33%
Ancillary services fees	1,916	1,117	799	72%

Total revenues	$13,213	$9,608	$3,605	38%

Revenues for the three months ended March 31, 2014 increased by $3.6 million, or 38%, compared to the three months ended March 31, 2013. The $2.8 million, or 33%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, customer activity associated with the Lease Agreement in Portland, OR, the execution of new services agreements in Brooklyn, NY and increased throughput and transloading activity at a number of the refined product terminals. The $0.8 million, or 72%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL and Saraland, AL facilities in February 2013, increased activity as it relates to heating and blending in the Gulf Coast facilities and Portland, OR terminal and other activities related to customer activity along the East Coast terminals.

Operating Expenses. Operating expenses for the three months ended March 31, 2014 increased by $3.7 million, or 106%, compared to the three months ended March 31, 2013. The increase in operating expenses was related to the execution of the Lease Agreement in Portland, OR, the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, and increased customer activity at the Gulf Coast and East Coast facilities. The Lease Agreement, acquisitions and incremental activity led to an increase in lease expense of $0.6 million and $1.1 million of deferred rent expense, salaries and wages of $0.7 million, utilities of $0.7 million, property taxes of $0.2 million and insurance expense of $0.4 million.

Selling, General and Administrative Expenses. SG&A expenses for the three months ended March 31, 2014 decreased by $1.6 million, or 37%, compared to the three months ended March 31, 2013. The decline in SG&A expense was related to a reduction in one-time transaction related expense of $2.5 million offset by incremental increases of $0.3 million and $0.5 million of professional fees associated with being a public company.

Depreciation and Amortization Expense. Depreciation expense for the three months ended March 31, 2014 increased by $0.6 million, or 49%, compared to the three months ended March 31, 2013, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and the impact of the 2013 capital expenditures program. Amortization expense for the three months ended March 31, 2014 increased by $0.5 million, or 68%, compared to the three months ended March 31, 2013, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the Brooklyn, NY terminal acquisition in 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the quarter ended March 31, 2014, we have recorded equity earnings of $2.4 million.

Interest Expense. Interest expense for the three months ended March 31, 2014 decreased by $1.0 million, or 52%, compared to the three months ended March 31, 2013. The reduction in interest expense was related to the write-off of deferred financing fees in February 2013 as a result of the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions in February 2013 and the impact of lower interest rates due to the amendment and restatement of the Terminal Credit Facility.

Net Income. Net income for the three months ended March 31, 2014 decreased by $8.0 million, or 81%, compared to the three months ended March 31, 2013, primarily related to the $1.1 million deferred rent expense associated with the Lease Agreement and a decrease in gain on bargain purchase of business of $11.8 million, offset by a reduction in one-time transaction expenses of $2.6 million, a full quarter of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013 and the equity earnings from the LNG Interest of $2.4 million.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2014 increased by $2.4 million, or 49%, compared to the three months ended March 31, 2013. The increase in Adjusted EBITDA was primarily attributable to a full quarter of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013, commercial activity associated with the new Portland, OR terminal, the impact of the expansion projects completed in 2013, increased customer activity and the execution of new customer agreements.

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

We intend to pay a minimum quarterly distribution of $0.3875 per common unit and subordinated unit per quarter, which equates to $5.0 million per quarter, or $20.1 million per year, based on the number of common and subordinated units outstanding as of March 31, 2014. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal obligation to pay this distribution.

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

Concurrent with the closing of the IPO, we amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. The Credit Facility matures on November 12, 2018 and has up to $175.0 million of borrowing capacity. As of March 31, 2014, we had borrowings of $105.6 million under the Credit Facility. Due to the restrictions under our total leverage ratio covenant, as of March 31, 2014, we had $40.3 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Amendment to Credit Agreement

In January 2014, in connection with the Portland Terminal Lease Agreement, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland Terminal.

Cash Flows

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$4,495	$3,892	$603	15%
Investing activities	(1,965)	(86,136)	84,171	-98%
Financing activities	(2,868)	81,211	(84,079)	-104%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2014 compared to $3.9 million for the three months ended March 31, 2013. This $0.6 million increase across periods was primarily attributable to a $8.0 million, $0.7 million and $2.6 million decrease in cash provided by net income, equity earnings from unconsolidated affiliate, net of distributions and cash used in working capital, respectively, partially offset by a $0.1 million increase in depreciation and amortization, and the gain from a bargain purchase of a business of $11.8 million. Cash used by changes in working capital of $2.6 million during the three months ended March 31, 2014 was primarily due to decreases in due from related parties, other current assets, accounts payable, accrued expenses and amounts due to our General Partner of $0.3 million, $0.2 million, $3.7 million, $0.8 million and $2.1 million, respectively, offset by an increase in trade accounts receivable and other liabilities of $3.3 million, and $1.1 million, respectively.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $2.0 million for the three months ended March 31, 2014. Net cash used in investing activities was $86.1 million for the three months ended March 31, 2013. This cash was primarily used for the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, AL, Chickasaw, AL and Saraland, AL facilities.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Terminal Credit Facility and Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $2.8 million for the three months ended March 31, 2014, compared to net cash flows provided by financing activities of $81.2 million for the three months ended March 31, 2013. This $84.0 million decrease was primarily attributable to a net decrease in borrowings of $85.0 million during the first quarter of 2014 and an increase in distributions to our investors of $2.7 million offset by a decrease in deferred financing costs of $3.3 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$105,563	$—	$—	$105,563	$—
Operating lease obligations	33,101	3,665	12,602	16,834	—

Total	$138,664	$3,665	$12,602	$122,397	$—

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

We incurred maintenance and expansion capital expenditures for the three months ended March 31, 2014 and 2013 as set forth in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Maintenance capital expenditures	$436	$167
Expansion capital expenditures	1,608	85,365

Total capital expenditures	$2,044	$85,532

Maintenance Capital Expenditures.

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others. The increase in 2014 was related to the acquisition of the Brooklyn, NY, Mobile, AL, Saraland, AL and Portland, OR facilities, unanticipated maintenance projects in Norfolk, VA and Toledo, OH and the installation of IT related equipment.

Expansion Capital Expenditures.

In the first quarter of 2014, we invested capital to: (i) connect the fuel oil tank system and asphalt tank system in Mobile, AL for customer expansion opportunities; (ii) install a permanent boiler system in the Chickasaw, AL terminal; and (iii) complete customer related projects and other carryover projects from 2013.

In the first quarter of 2013, we invested capital to: (i) acquire the Mobile, AL, Saraland, AL and Brooklyn, NY terminals (ii) begin constructing 150,000 bbls of storage capacity in Mobile, AL; (iii) expand rail infrastructure in Chickasaw, AL and Saraland, AL; (iv) expand the Blakeley, AL dock to service Aframax capable vessels; and (v) enhance the Blakeley, AL tank infrastructure to handle heated petroleum products.

Our capital funding requirements were funded from borrowings under the Terminal Credit Facility and Credit Facility. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations and with borrowings under our Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Credit Facility and the issuance of equity and debt securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of March 31, 2014, there have been no significant changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

We will have exposure to changes in interest rates on our indebtedness. As of March 31, 2014, we had $105.6 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness as of March 31, 2014 was approximately 3.0% per annum. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.3 million increase in interest expense for the three months ended March 31, 2014, assuming that our indebtedness remained constant throughout such period. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”). There has been no material change in our risk factors from those described in the 2013 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

By: ARC LOGISTICS GP LLC, its General Partner

Date: May 13, 2014	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Membership Interests Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, L.P., CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 14, 2014 (SEC File No. 001-36168)).

3.1	Certificate of Limited Partnership of Arc Logistics Partners LP (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 21, 2013 (SEC File No. 333-191534)).

3.2	First Amended and Restated Agreement of Limited Partnership of Arc Logistics Partners LP, dated November 12, 2013, by and among Arc Logistics GP LLC, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC. (incorporated herein by reference to Exhibit 3.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.1	First Amendment, dated January 21, 2014, to the Second Amended and Restated Revolving Credit Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, the Lenders thereto and SunTrust Bank, as Administrative Agent, and the Amended and Restated Guaranty and Security Agreement, dated November 12, 2013, by and among Arc Terminals Holdings LLC, as Borrower, and the Guarantors in favor of the Administrative Agent, for the benefit of the Secured Parties (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 24, 2014 (SEC File No. 001-36168)).

10.2	Lease, dated January 21, 2014, by and between Arc Terminals Holdings LLC, as Lessee, and LCP Oregon Holdings, LLC, as Lessor (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 24, 2014 (SEC File No. 001-36168)).

10.3	Guaranty of Lease, dated January 21, 2014, by Arc Logistics Partners LP, as Guarantor (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 24, 2014 (SEC File No. 001-36168)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.