Form 10-Q
period 2014-06-30
Arc Logistics Partners LP
filed 2014-08-14
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

As of August 8, 2014, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

ARC LOGISTICS PARTNERS LP

GLOSSARY OF TERMS

Adjusted EBITDA:    Represents net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and other charges that are not reflective of our ongoing operations. Adjusted EBITDA is not a presentation made in accordance with GAAP. Please see the reconciliation of Adjusted EBITDA to net income in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Adjusted EBITDA.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$6,216	$4,454
Trade accounts receivable	4,012	4,403
Due from related parties	825	722
Inventories	254	302
Other current assets	1,561	777
Total current assets	12,868	10,658
Property, plant and equipment, net	203,128	201,477
Investment in unconsolidated affiliate	72,463	72,046
Intangible assets, net	35,769	38,307
Goodwill	15,162	15,162
Other assets	1,699	1,716
Total assets	$341,089	$339,366
Liabilities and partners' capital:
Current liabilities:
Accounts payable	4,399	4,115
Accrued expenses	2,217	2,144
Due to general partner	467	127
Other liabilities	47	25
Total current liabilities	7,130	6,411
Credit facility	108,063	105,563
Other non-current liabilities	2,032	-
Commitments and contingencies
Partners' capital:
General partner interest	-	-
Limited partners' interest
Common units – (6,867,950 units issued and outstanding at June 30, 2014 and December 31, 2013)	123,737	125,375
Subordinated units – (6,081,081 units issued and outstanding at June 30, 2014 and December 31, 2013)	100,075	101,525
Accumulated other comprehensive income	52	492
Total partners' capital	223,864	227,392
Total liabilities and partners' capital	$341,089	$339,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Third-party customers	$12,673	$11,198	$23,548	$18,683
Related parties	2,054	1,898	4,392	4,021
	14,727	13,096	27,940	22,704
Expenses:
Operating expenses	7,342	5,668	14,473	9,132
Selling, general and administrative	2,030	1,181	3,807	4,793
Selling, general and administrative - affiliate	1,056	604	1,940	1,218
Depreciation	1,761	1,467	3,459	2,605
Amortization	1,353	1,339	2,692	2,135
Total expenses	13,542	10,259	26,371	19,883
Operating income	1,185	2,837	1,569	2,821
Other income (expense):
Gain on bargain purchase of business	-	-	-	11,777
Equity earnings from unconsolidated affiliate	2,487	-	4,924	-
Other income	3	46	3	46
Interest expense	(930)	(1,545)	(1,841)	(3,433)
Total other (expenses) income, net	1,560	(1,499)	3,086	8,390
Income before income taxes	2,745	1,338	4,655	11,211
Income taxes	3	-	52	15
Net Income	2,742	1,338	4,603	11,196
Less: Net income attributable to preferred units	-	600	-	947
Net income attributable to partners' capital	2,742	738	4,603	10,249
Other comprehensive loss	(353)	-	(440)	-
Comprehensive income attributable to partners' capital	$2,389	$738	$4,163	$10,249

Earnings per limited partner unit:
Common units (basic and diluted)	$0.21	$0.10	$0.36	$1.47
Subordinated units (basic and diluted)	$0.21	$0.10	$0.36	$1.47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net income	$4,603	$11,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,459	2,605
Amortization	2,692	2,135
Gain on bargain purchase of business	-	(11,777)
Equity earnings from unconsolidated affiliate, net of distributions	(330)	-
Amortization of deferred financing costs	246	1,347
Changes in operating assets and liabilities
Trade accounts receivable	391	(2,429)
Due from related parties	(103)	275
Inventories	48	15
Other current assets	(784)	(339)
Other assets	-	(257)
Accounts payable	885	4,349
Accrued expenses	74	513
Due to general partner	339	2,933
Other liabilities	2,055	(14)
Net cash provided by operating activities	13,575	10,552
Cash flows from investing activities:
Capital expenditures	(5,711)	(9,310)
Investment in unconsolidated affiliate	(681)	-
Net cash paid for acquisitions	-	(82,000)
Net cash used in investing activities	(6,392)	(91,310)
Cash flows from financing activities:
Distributions	(7,691)	(347)
Deferred financing costs	(230)	(3,473)
Repayments to credit facility	(25,000)	(33,125)
Proceeds from credit facility	27,500	118,000
Net cash (used in) provided by financing activities	(5,421)	81,055
Net decrease in cash and cash equivalents	1,762	297
Cash and cash equivalents, beginning of period	4,454	1,429
Cash and cash equivalents, end of period	$6,216	$1,726
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,714	$2,175
Cash paid for income taxes	52	15
Non-cash investing and financing activities:
Issuance of preferred units	-	30,000
Deemed distributions to preferred units	-	947
Decrease in purchases of property plant and equipment in accounts payable and accrued expenses	(601)	(2,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
		Limited Partner	Accumulated Other	Total
	Limited Partner	Subordinated	Comprehensive	Partners'
	Common Interest	Interest	Income	Capital
Partners’ capital at December 31, 2013	$125,375	$101,525	$492	$227,392
Net income	2,441	2,162	-	4,603
Other comprehensive loss	-	-	(440)	(440)
Distributions	(4,079)	(3,612)	-	(7,691)
Partners’ capital at June 30, 2014	$123,737	$100,075	$52	$223,864

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

Basis of Presentation

The accompanying interim statements of the Partnership have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2013, which are included in the Partnership’s Annual Report on

Form 10-K, as filed with the SEC. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Beginning Balance	$15,162	$6,730
Goodwill acquired	-	8,432
Impairment	-	-
Ending Balance	$15,162	$15,162

     Deferred Rent

The Lease Agreement (as defined below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet at June 30, 2014.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). Since the Credit Facility has a market rate of interest its carrying amount approximated fair value (Level 2).

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition.  The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  The Partnership is currently evaluating the potential impact of this authoritative guidance on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership beginning in the first quarter of 2017.

In June 2014, the FASB issued new guidance related to stock compensation.  The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership beginning in the first quarter of 2016, with early adoption optional.

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

The transaction was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The GCAC Purchase Price exceeded the approximately $76.6 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $8.4 million. The Partnership believes the primary items that generated goodwill are both the value of the synergies created between the acquired assets and its existing assets, and its expected ability to grow the business acquired by leveraging its existing customer relationships. Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805 and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. GCAC is also able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of June 30, 2014, no additional amounts have been paid or are owed to GCAC.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$25,000
Debt assumed	30,000
Preferred units issued	30,000
Total consideration	$85,000
Allocation of purchase price:
Property and equipment	$39,242
Intangible assets	37,326
Goodwill	8,432
Net assets acquired	$85,000

The following unaudited pro forma financial results for the six months ended June 30, 2013 are presented for comparative purposes only and assume the GCAC acquisition had occurred on January 1, 2013. The effects of the acquisition of GCAC are included in the accompanying unaudited condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2014, as well as for the three months ended June 30, 2013. The unaudited pro forma results reflect certain adjustments to the acquisition, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per unit amounts):

Six Months Ended
June 30, 2013
(unaudited proforma)
Total revenues	$24,305
Operating income	6,190
Net Income	$14,074
Less: Net income attributable to preferred units	$1,200
Net income attributable to partners' capital	$12,874
Earnings per unit - Basic:
Common and Subordinated	$2.09
Earnings per unit - Diluted:
Common and Subordinated	$1.72

Since the acquisition date in February 2013 through June 30, 2013, the acquired GCAC assets earned approximately $8.2 million in revenue and $4.4 million of operating income.

Motiva Enterprises LLC Acquisition

In February 2013, the Partnership acquired substantially all of the operating assets related to the Brooklyn, NY terminal (the “Brooklyn Terminal”) from Motiva Enterprises LLC (“Motiva”) for approximately $27.0 million (“Brooklyn Purchase Price”) in cash.

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

Since the acquisition date in February 2013 through June 30, 2013, the Brooklyn Terminal earned approximately $2.3 million in revenue and $1.3 million of operating income.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest and its balances as of June 30, 2014 and December 31, 2013 are represented below (in thousands):

Balance at December 31, 2013	$72,046
Equity earnings	4,924
Contributions	681
Distributions	(4,594)
Amortization of premium	(154)
Other comprehensive loss	(440)
Balance at June 30, 2014	$72,463

Gulf LNG Holdings Acquisition

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from June 30, 2014 is as follows (in thousands):

Total
2014	$153
2015	309
2016	309
2017	309
2018	309
Thereafter	7,062
$8,451

Summarized financial information for the Gulf LNG Holdings is reported below (in thousands):

	June 30,	December 31,
	2014	2013
Balance sheets
Current assets	$14,881	$8,694
Noncurrent assets	934,185	952,630
Total assets	$949,066	$961,324
Current liabilities	$78,644	$81,173
Long-term liabilities	755,554	773,115
Member’s equity	114,868	107,036
Total liabilities and member’s equity	$949,066	$961,324

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income statements
Revenues	$46,560	$46,523	$93,121	$93,045
Total operating costs and expenses	14,151	14,442	28,431	28,726
Operating income	32,409	32,081	64,690	64,319
Net income	$24,147	$23,444	$47,803	$46,657

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Land	$51,175	$51,175
Buildings and site improvements	34,738	34,660
Tanks and trim	94,405	92,337
Machinery and equipment	33,808	32,819
Office furniture and equipment	2,438	2,334
Construction in progress	6,874	5,003
	223,438	218,328
Less: Accumulated depreciation	(20,310)	(16,851)
Property, plant and equipment, net	$203,128	$201,477

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	June 30,	December 31,
	in Years	2014	2013
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-10	39,900	39,900
Noncompete agreements	2-3	741	741
		45,426	45,426
Less: Accumulated amortization		(9,657)	(7,119)
Intangible assets, net		$35,769	$38,307

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $2.6 million in 2014, $4.3 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $3.9 million in 2018 and $17.2 million thereafter.

Note 7—Debt

Credit Facility

In January 2012, the Partnership entered into a $40.0 million credit facility (the “Terminal Credit Facility”). On November 12, 2013, concurrent with the closing of the IPO, the Partnership amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. The Credit Facility has up to $175.0 million of borrowing capacity (see “Note 2—Summary of Significant Accounting Policies—Other Assets” for discussion regarding deferred financing costs). As of June 30, 2014, the Partnership had borrowings of $108.1 million under the Credit Facility at an interest rate of 2.65%. Due to the restrictions under the total leverage ratio covenant, as of June 30, 2014, the Partnership had $33.6 million of available capacity under the Credit Facility.

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

Loans under the Credit Facility bear interest at a floating rate based upon the leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Note 8—Preferred Units

In February 2013, the Partnership, as a part of the GCAC Purchase Price (see “Note 3—Acquisitions”), issued 1,500,000 preferred units to GCAC with a value of $30.0 million. The preferred units ranked senior in liquidation preference and distributions to all existing and outstanding common and subordinated units. The preferred units were entitled to 8% annual distributions, paid 45 days following each calendar quarter, assuming the Partnership remained in compliance with all related covenants in the Terminal Credit Facility. If for any reason the Partnership were to be unable to pay the quarterly distributions on time to the preferred unitholders, the distribution amount would have compounded at an 8% annual interest rate until paid. At the time of the IPO, the Partnership issued 779 common units and 58,426 subordinated units and made a cash distribution of approximately $29.0 million to GCAC for the contribution of its preferred units in Arc Terminals LP to the Partnership. Prior to the IPO, the Partnership recorded the preferred units as mezzanine equity in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” due to the redeemable nature, at the option of the holders, of the preferred units at a fixed and determinable price based upon certain redemption events which were outside the control of the Partnership. For the three and six months ended June 30, 2013, the Partnership paid $0.3 million in cash distributions to the preferred unitholders.

Note 9—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
June 30, 2014	$0.4000	$5,180	August 18, 2014 (1)	August 11, 2014 (1)
March 31, 2014	$0.3875	$5,018	May 16, 2014	May 9, 2014
December 31, 2013	$0.2064	$2,673	February 18, 2014 (2)	February 10, 2014 (2)

(1) Expected date of distribution as of filing date.

(2) Initial pro rata cash distribution, prorated for the period from November 13, 2013 to December 31, 2013.

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

The partnership agreement generally provides that the Partnership will distribute cash each quarter in the following manner:

—	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.3875 plus any arrearages from prior quarters;
—	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.3875; and
—	third, to all unitholders pro rata, until each has received a distribution of $0.4456.

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and six months ended June 30, 2013, the only potentially dilutive units outstanding consisted of GCAC’s preferred units (see “Note 8—Preferred Units”).

As a result of the recapitalization in connection with the IPO, earnings per unit was adjusted on a retroactive basis, as outlined below (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$2,742	$1,338	$4,603	$11,196
Less: preferred unit distributions	-	600	-	947
Less: earnings attributable to preferred units	-	140	-	1,282
Undistributed earnings	$2,742	$598	$4,603	$8,967

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$1,454	$8	$2,441	$118
Net income allocated to subordinated unitholders	$1,288	$590	$2,162	$8,849
Net income allocated to limited partners:	$2,742	$598	$4,603	$8,967

Denominator for basic and diluted earnings per limited partner unit:
Common units	6,868	80	6,868	80
Subordinated units	6,081	6,023	6,081	6,023
Total basic units outstanding	12,949	6,103	12,949	6,103
Earnings per limited partner unit:
Common units (basic and diluted)	$0.21	$0.10	$0.36	$1.47
Subordinated units (basic and diluted)	$0.21	$0.10	$0.36	$1.47

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

For the three months ended June 30, 2014  and 2013, the General Partner incurred expenses of $1.1 million and $0.6 million, respectively. For the six months ended June 30, 2014 and 2013, the General Partner incurred expenses of $1.9 million and $1.2 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2014 and December 31, 2013, the Partnership had a payable of approximately $0.5 million and $0.1 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Assignment and Equity Purchase Agreement with GE EFS

In connection with the IPO, the Partnership entered into an assignment and equity purchase agreement with an affiliate of GE EFS that enabled the Partnership to acquire the LNG Interest. Approximately $72.7 million of the proceeds from the IPO were used to acquire the LNG Interest on the closing date of the IPO.

Other Transactions with Related Persons

GCAC Guarantee

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

The term of the storage and throughput agreement extends through June 2017. The agreement can be terminated by either party upon written notification of such party’s intent to terminate the agreement at the expiration of such applicable term and must be received by the other party not later than eighteen months prior to the expiration of the applicable term. If notice is not provided by Center Oil, the agreement automatically renews for an additional three-year term at a rate adjusted for inflation as determined in accordance with the terms of the agreement.

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

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charges Center Oil a fixed per bbl fee for each inbound delivery of ethanol and every outbound barrel of product shipped or committed to be shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

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

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Revenues – Related parties” line on the unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Center Oil	$1,581	$1,811	$3,466	$3,860
GCAC	473	87	926	161
Total	$2,054	$1,898	$4,392	$4,021

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Due from related parties” line on the unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	June 30,	December 31,
	2014	2013
Center Oil	$511	$536
GCAC	314	186
Total	$825	$722

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

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended		% of Receivables
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	23%	2%	16%	4%	35%	7%
Customer B	11%	14%	12%	17%	11%	10%
Customer C	2%	13%	4%	10%	2%	5%
Total	36%	29%	32%	31%	48%	22%

Note 13—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of June 30, 2014 and December 31, 2013.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of June 30, 2014 are presented below (in thousands):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations	$108,063	$-	$-	$-	$-	$108,063	$-
Operating lease obligations	32,970	2,935	6,428	6,411	6,279	10,801	116
Total	$141,033	$2,935	$6,428	$6,411	$6,279	$118,864	$116

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement.

In April 2014, the members of Gulf LNG Holdings approved spending up to approximately $13.0 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility. In May 2014, a capital call of $5.0 million was issued to all members of Gulf LNG Holdings, for which the Partnership’s prorata share was $0.5 million. As of June 30, 2014, the Partnership’s prorata share of the remaining capital commitment is approximately $0.8 million.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of June 30, 2014, no additional amounts have been paid or are owed to GCAC.

Note 14—Subsequent Events

Cash Distribution

In July 2014, the Partnership declared a quarterly cash distribution of $0.4000 per unit ($1.60 per unit on an annualized basis) totaling approximately $5.2 million for all common and subordinated units outstanding. The distribution is for the period from April 1, 2014 through June 30, 2014. The second quarter 2014 distribution represents a 3.2% increase over the first quarter 2014 cash distribution of $0.3875 per unit ($1.55 per unit on an annualized basis). The distribution is payable on August 18, 2014 to unitholders of record on August 11, 2014.

Long-Term Incentive Plan

In July 2014, the Compensation Committee of the Board of Directors of the General Partner approved the grant of approximately 940,000 phantom units under the Arc Logistics Long-Term Incentive Plan. The Partnership expects to pay approximately $0.4 million to the holders of the phantom units in relation to the distribution equivalent rights as stated in the phantom unit agreements in conjunction with the Partnership’s second quarter distribution.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

—	adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments;
—	changes in the marketplace for our products or services, such as increased competition, better energy efficiency, or general reductions in demand;
—	changes in the long-term supply and demand of crude oil and petroleum products in the markets in which we operate;
—	actions taken by our customers, competitors and third party operators;
—	nonpayment or nonperformance by our customers;
—	changes in the availability and cost of capital;
—	unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets;
—

operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control;

—	the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and
—	the effects of future litigation.

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

Recent Developments

Portland Terminal

In January 2014, we extended our operational footprint and customer relationships into the West Coast market by entering into a triple net operating lease agreement for the use of a petroleum products terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”). The Portland Terminal is a rail/marine facility adjacent to the Willamette River in Portland, Oregon. The 39-acre site has 84 tanks with a total storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering heavy and light petroleum products. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) or truck loading rack. The marine facilities are accessed through a neighboring terminal facility via a pipeline. The Portland Terminal offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

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

Customers and Competition

We provide terminalling, storage, throughput and transloading services for a broad mix of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers. In general, the mix of services we provide to our customers varies with the business strategies of our customers, regional economies, market conditions, expectations for future market conditions and the overall competitiveness of our service offerings.

The level of competition varies in the markets in which we operate. We compete with other terminal operators and logistics providers on the basis of rates, terms of service, types of service, supply and market access and flexibility and reliability of service. The competitiveness of our service offerings, including the rates we charge for new contracts or contract renewals, is affected by the availability of storage and rail capacity relative to the overall demand for storage or rail capacity in a given market area and could be significantly impacted by the entry of new competitors into a market in which one of our facilities operates. We believe that significant barriers to entry exist in the crude oil and petroleum products logistics business.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of June 30, 2014, we had an aggregate of over 90 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

—

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

—

Prior to the November 12, 2013 closing of the IPO, the historical consolidated financial statements do not include earnings from the LNG Interest acquired with proceeds from the IPO. We account for the LNG Interest under the equity accounting method.

—

The acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY terminals closed in February 2013 and the historical consolidated financial statements do not reflect the full year impact of these acquisitions on earnings.

—

We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical condensed consolidated financial statements do not reflect the full year impact of these earnings.

—	In January 2014, we entered into the Lease Agreement for the Portland Terminal and the historical condensed consolidated financial statements do not reflect the impact of these earnings in 2013.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (i) storage and throughput services fees and (ii) ancillary services fees; (2) our operating and selling, general and administrative expenses; (3) Adjusted EBITDA; and (4) Distributable Cash Flow.

We do not utilize non-cash depreciation and amortization expense in our key measures because we focus our performance management on cash flow generation and our assets have long useful lives. In our period-to-period comparisons of our revenues and expenses set forth below, we analyze the following revenue and expense components:

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

—

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

—

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

Operating Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operating expenses. These expenses are comprised primarily of labor expenses, utility costs, additive expenses, insurance premiums, repair and maintenance expenses, health, safety and environmental compliance and property taxes. These expenses generally remain relatively stable across broad ranges of activity levels at our facilities but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We incorporate preventative maintenance programs by scheduling maintenance over time to avoid significant variability in maintenance expenses and minimize their impact on our cash flow.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess: (i) the performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets; (ii) the viability of capital expenditure projects and the overall rates of return on alternative investment opportunities; (iii) our ability to make distributions; (iv) our ability to incur and service debt; (v) our ability to fund capital expenditures; and (vi) our ability to incur additional expenses. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization expense, as further adjusted for other non-cash charges and other charges that are not reflective of our ongoing operations.

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

Distributable Cash Flow

Distributable Cash Flow is a non-GAAP financial measure that management and external users of our consolidated financial statements may use to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders as well as measure the ability of our assets to generate cash sufficient to support our indebtedness and maintain our operations.  We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; (iv) equity earnings from the LNG Interest; plus (v) cash distributions from the LNG Interest.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income	$2,742	$1,338	$4,603	$11,196
Income taxes	3	-	52	15
Interest expense	930	1,545	1,841	3,433
Gain on bargain purchase of business	-	-	-	(11,777)
Depreciation	1,761	1,467	3,459	2,605
Amortization	1,353	1,339	2,692	2,135
One-time transaction expenses (a)	7	115	451	3,142
Non-cash charges (b)	942	-	2,032	-
Adjusted EBITDA	$7,738	$5,804	$15,130	$10,749
Cash interest expense	(859)		(1,714)
Cash income taxes	(3)		(52)
Maintenance capital expenditures	(742)		(1,177)
Equity earnings from the LNG Interest	(2,487)		(4,924)
Cash distributions received from the LNG Interest	2,843		4,594
Distributable Cash Flow	$6,490		$11,857

(a)

The one-time transaction expenses for 2013 relate to the due diligence and acquisition expenses associated with the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities; for 2014, such expenses relate to the execution of the Lease Agreement.

(b)	The non-cash charges relate to the deferred rent expense portion of the Lease Agreement.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except operating data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Third-party customers	$12,673	$11,198	$23,548	$18,683
Related parties	2,054	1,898	4,392	4,021
	14,727	13,096	27,940	22,704
Expenses:
Operating expenses	7,342	5,668	14,473	9,132
Selling, general and administrative	2,030	1,181	3,807	4,793
Selling, general and administrative - affiliate	1,056	604	1,940	1,218
Depreciation	1,761	1,467	3,459	2,605
Amortization	1,353	1,339	2,692	2,135
Total expenses	13,542	10,259	26,371	19,883
Operating income	1,185	2,837	1,569	2,821
Other income (expense):
Gain on bargain purchase of business	-	-	-	11,777
Equity earnings from unconsolidated affiliate	2,487	-	4,924	-
Other income	3	46	3	46
Interest expense	(930)	(1,545)	(1,841)	(3,433)
Total other (expenses) income, net	1,560	(1,499)	3,086	8,390
Income before income taxes	2,745	1,338	4,655	11,211
Income taxes	3	-	52	15
Net Income	2,742	1,338	4,603	11,196
Less: Net income attributable to preferred units	-	600	-	947
Net income attributable to partners' capital	$2,742	$738	$4,603	$10,249
Other Financial Data:
Adjusted EBITDA	$7,738	$5,804	$15,130	$10,749
Distributable Cash Flow	$6,490		$11,857
Operating Data:
Storage capacity (bbls)	6,425,100	4,809,100	6,425,100	4,809,100
Throughput (bpd)	80,215	78,604	75,337	68,738

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Storage Capacity. Storage capacity for the three months ended June 30, 2014 increased by 1.6 million bbls, or 34%, compared to the three months ended June 30, 2013. The increase was due to the completion of 150,000 barrels of new storage capacity for a customer in Mobile, AL and the procurement of storage capacity pursuant to the Lease Agreement.

Throughput Activity. Throughput activity for the three months ended June 30, 2014 increased by 1.6 mbpd, or 2%, compared to the three months ended June 30, 2013.  The increase was due to amended existing customer agreements and executing new short-term agreements in Blakeley, AL, Cleveland, OH, Selma, NC and Portland, OR offset by reduced customer activity in Baltimore, MD, Brooklyn, NY and Saraland, AL.

Revenues. The following table details the types and amounts of revenues generated during the three months ended June 30, 2014 and 2013 (in thousands, except percentages).

	Three Months Ended
	June 30,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$12,757	$11,455	$1,302	11%
Ancillary services fees	1,970	1,641	329	20%
Total revenues	$14,727	$13,096	$1,631	12%

Revenues for the three months ended June 30, 2014 increased by $1.6 million, or 12%, compared to the three months ended June 30, 2013.  The $1.3 million, or 11%, increase in storage and throughput services fees was the result of the execution of short-term customer agreements in Blakely, AL and Cleveland, OH, an amendment to an existing agreement in Mobile, AL and customer activity in Portland, OR offset by reduced customer activity in Baltimore, MD, Brooklyn, NY, Norfolk, VA and Saraland, AL.  The $0.3 million, or 20%, increase in ancillary services fees was driven by a one-time contract amendment fee paid by a customer in Mobile, AL and increased heating fees associated with activities in the Gulf Coast facilities and the Portland, OR terminal.

Operating Expenses. Operating expenses for the three months ended June 30, 2014 increased by $1.7 million, or 30%, compared to the three months ended June 30, 2013. The $1.7 million increase in operating expenses was the result of an additional $2.6 million of operating expenses related to the Lease Agreement and $0.1 million of additional repair and maintenance expense in Mobile, AL offset by a reduction of $0.9 million in contract labor in Saraland, AL and Blakeley, AL and the elimination of $0.2 million in tank rental expense for a customer in Mobile, AL. The $2.6 million of operating expenses in Portland, OR includes $0.3 million in employee expense, $0.3 million in repair and maintenance expense, $0.3 million in utilities and $1.7 million in expenses associated with the Lease Agreement, of which $0.9 million is deferred rent expense.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended June 30, 2014 increased by $1.3 million, or 73%, compared to the three months ended June 30, 2013.  The increase in SG&A expense was related to $0.4 million of incremental expenses associated with the evaluation of acquisition opportunities, expenses associated with being a public company, including professional fees of $0.4 million, and allocations from our General Partner of $0.5 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended June 30, 2014 increased by $0.3 million, or 20%, compared to the three months ended June 30, 2013, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and the impact of the 2013 capital expenditures program.  Amortization expense for the three months ended June 30, 2014 declined by $0.1 million, or 5%, compared to the three months ended June 30, 2013, primarily due to fully amortizing the long-term contracts at our Chickasaw, AL and Blakeley, AL terminals, which were acquired in 2010.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the quarter ended June 30, 2014, we have recorded equity earnings of $2.5 million.

Interest Expense. Interest expense for the three months ended June 30, 2014 decreased by $0.6 million, or 40%, compared to the three months ended June 30, 2013. The reduction in interest expense was related to the impact of lower interest rates due to the amendment and restatement of the Terminal Credit Facility and a reduction in outstanding indebtedness from $115.4 million to $108.3 million.

Net Income. Net income for the three months ended June 30, 2014 increased by $1.4 million, or 105%, compared to the three months ended June 30, 2013, primarily related to the equity earnings from the LNG Interest of $2.5 million, partially offset by $0.9 million of deferred rent expense associated with the Lease Agreement and $0.4 million of incremental expenses associated with the evaluation of acquisition opportunities.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2014 increased by $1.9 million, or 33%, compared to the three months ended June 30, 2013. The increase in Adjusted EBITDA was driven by customer activity in the Portland, OR terminal, the impact of the expansion projects completed in 2013 and the execution of new customer agreements in Blakeley, AL, Cleveland, OH Brooklyn, NY and Selma, NC offset by expiring customer agreements in Baltimore, MD and Saraland, AL.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Storage Capacity. Storage capacity for the six months ended June 30, 2014 increased by 1.6 million bbls, or 34%, compared to the six months ended June 30, 2013. The increase was due to the completion of 150,000 barrels of new storage capacity for a customer in Mobile, AL and the procurement of storage capacity pursuant to the Lease Agreement.

Throughput Activity. Throughput activity for the six months ended June 30, 2014 increased by 6.6 mbpd, or 10%, compared to the six months ended June 30, 2013.  The increase was principally due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, and increased customer activity in Cleveland, OH, Portland, OR, Selma, NC and Spartanburg, SC.

Revenues. The following table details the types and amounts of revenues generated during the six months ended June 30, 2014 and 2013 (in thousands, except percentages).

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$24,100	$19,946	$4,154	21%
Ancillary services fees	3,840	2,758	1,082	39%
Total revenues	$27,940	$22,704	$5,236	23%

Revenues for the six months ended June 30, 2014 increased by $5.2 million, or 23%, compared to the six months ended June 30, 2013. The $4.2 million, or 21%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013, customer activity in Portland, OR, the execution of new commercial agreements in Brooklyn, NY and increased throughput activity in Cleveland, OH and Selma, NC. The $1.1 million, or 39%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL and Saraland, AL facilities in February 2013, increased activity as it relates to heating in the Gulf Coast facilities and Portland, OR terminal and other ancillary services provided to customers  at our refined products terminals.

Operating Expenses. Operating expenses for the six months ended June 30, 2014 increased by $5.3 million, or 58%, compared to the six months ended June 30, 2013. The $5.3 million increase in operating expenses was the result of $4.8 million of operating expenses in the Portland, OR terminal, $0.8 million due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and $0.7 million of insurance expense partially offset by a $1.0 million reduction in contractor labor at the Gulf Coast facilities. The $4.8 million of operating expenses associated with the Lease Agreement includes $0.4 million in employee expense, $0.3 million in repair and maintenance expense, $0.5 million in utilities and $3.3 million in expenses associated with the Lease Agreement, of which $2.0 million is related to deferred rent expense.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2014 decreased by $0.3 million, or 4%, compared to the six months ended June 30, 2013. The decline in SG&A expense was related to a reduction of one-time transaction related expenses of $2.0 million offset by an increase in public company expenses including professional fees of $0.9 million and allocations from our General Partner of $0.7 million.

Depreciation and Amortization Expense. Depreciation expense for the six months ended June 30, 2014 increased by $0.9 million, or 33%, compared to the six months ended June 30, 2013, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and the impact of the 2013 capital expenditures program. Amortization expense for the six months ended June 30, 2014 increased by $0.5 million, or 22%, compared to the six months ended June 30, 2013, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013, partially offset by the full amortization of the long-term contracts at our Chickasaw, AL and Blakeley, AL terminals, which were acquired in 2010.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the Brooklyn, NY terminal acquisition in 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the six months ended June 30, 2014, we have recorded equity earnings of $4.9 million.

Interest Expense. Interest expense for the six months ended June 30, 2014 decreased by $1.6 million, or 46%, compared to the six months ended June 30, 2013. The reduction in interest expense was related to the write-off of deferred financing fees in February 2013 due to the amendment of the Terminal Credit Facility and the impact of lower interest rates due to the amendment and restatement of the Terminal Credit Facility in November 2013.

Net Income. Net income for the six months ended June 30, 2014 decreased by $6.6 million, or 59%, compared to the six months ended June 30, 2013, primarily related to the $2.0 million deferred rent expense associated with the Lease Agreement and a decrease in gain on bargain purchase of business of $11.8 million, offset by a reduction in one-time transaction expenses of approximately $2.0 million, customer activity in Portland, OR, a full period of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013 and equity earnings from the LNG Interest of $4.9 million.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2014 increased by $4.4 million, or 41%, compared to the six months ended June 30, 2013. The increase in Adjusted EBITDA was primarily attributable to two full quarters of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013, commercial activity in Portland, OR, the impact of the expansion projects completed in 2013, and the execution of customer agreements in Blakeley, AL, Brooklyn, NY, Cleveland, OH and Selma, NC.

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

We intend to pay a quarterly distribution of $0.4000 per common unit and subordinated unit per quarter, which equates to $5.2 million per quarter, or $20.7 million per year, based on the number of common and subordinated units outstanding as of June 30, 2014.  This represents a 3.2% increase over the first quarter 2014 cash distribution of $0.3875 per common unit ($1.55 annualized).  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

In January 2012, we entered into a $40.0 million revolving credit facility (the “Terminal Credit Facility”). The Terminal Credit Facility had an initial three-year term and bore interest based upon the London Interbank Offered Rate (“LIBOR”). In February 2013, concurrent with the financing of the acquisitions of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities, we amended the Terminal Credit Facility to include a $65.0 million term loan and a $65.0 million revolving line of credit. As amended, the Terminal Credit Facility had an initial three-year term and bore interest based upon either the base rate or LIBOR, in each case, plus an applicable margin. Prior to the closing of the IPO, the outstanding balance on the amended Terminal Credit Facility was $112.6 million at an interest rate of 4.17%.

Concurrent with the closing of the IPO, we amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower.  The Credit Facility matures on November 12, 2018 and has up to $175.0 million of borrowing capacity.  As of June 30, 2014, we had borrowings of $108.1 million under the Credit Facility at an interest rate of 2.65%.  Due to the restrictions under our total leverage ratio covenant, as of June 30, 2014, we had $33.6 million of available capacity under the Credit Facility.

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

Loans under the Credit Facility bear interest at a floating rate based upon our leverage ratio, equal to, at our option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 0.50% per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon our leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Cash Flows

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$13,575	$10,552	$3,023	29%
Investing activities	(6,392)	(91,310)	84,918	93%
Financing activities	(5,421)	81,055	(86,476)	-107%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2014 compared to $10.6 million for the six months ended June 30, 2013. This $3.0 million increase across periods was primarily attributable to a $0.6 million increase in net income, excluding non-cash items, and a $4.6 million increase in distributions from our unconsolidated affiliate, partially offset by a $2.1 million increase of cash used in working capital. Cash used by changes in working capital of $2.1 million across the comparable periods was primarily due to the changes of cash used in accounts receivable, other current assets, other assets, and amounts due to our General Partner of $2.8 million, $0.4 million, $0.3 million and $2.6 million, respectively, partially offset by cash provided by changes in due from related parties, accounts payable, accrued expenses and other liabilities of $0.4 million, $3.5 million, $0.4 million and $2.1 million, respectively.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $6.4 million for the six months ended June 30, 2014, of which $0.7 million related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility. Net cash used in investing activities was $91.3 million for the six months ended June 30, 2013 primarily for the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, AL, Chickasaw, AL and Saraland, AL facilities.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Terminal Credit Facility and Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $5.4 million for the six months ended June 30, 2014, compared to net cash flows provided by financing activities of $81.1 million for the six months ended June 30, 2013. This $86.5 million decrease was primarily attributable to a net decrease in borrowings of $82.4 million during the first half of 2014 and an increase in distributions to our investors of $7.3 million offset by a decrease in deferred financing costs of $3.2 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$108,063	$-	$-	$108,063	$-
Operating lease obligations	32,970	2,935	12,839	17,080	116
Total	$141,033	$2,935	$12,839	$125,143	$116

Capital Expenditures

The terminalling and storage business is capital-intensive, requiring significant investment for the maintenance of existing assets and the acquisition or development of new facilities. We categorize our capital expenditures as either:

—	maintenance capital expenditures, which are cash expenditures made to maintain our long-term operating capacity or operating income; or
—

expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity or operating income over the long term.

We incurred maintenance and expansion capital expenditures for the three and six months ended June 30, 2014 and 2013 as set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$742	$516	$1,177	$683
Expansion capital expenditures	2,324	3,216	3,932	88,581
Total capital expenditures	$3,066	$3,732	$5,109	$89,264

Maintenance Capital Expenditures.

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The increase during the three and six months ended June 30, 2014 was related to the acquisition of the Brooklyn, NY, Mobile, AL, Saraland, AL and Portland, OR facilities, maintenance projects in Norfolk, VA and Toledo, OH, the installation of information technology related equipment and tank repair projects in Mobile, AL and Blakeley, AL.

Expansion Capital Expenditures.

During the three and six months ended June 30, 2014, we invested capital to: (i) connect the fuel oil tank system and asphalt tank system in Mobile, AL for customer expansion opportunities; (ii) install a permanent boiler system in the Chickasaw, AL terminal; (iii) upgrade the marine infrastructure and truck rack in Cleveland, OH for a new customer agreement; (iv) upgrade a tank in Chickasaw, AL for a new customer agreement; and (v) complete carryover projects from 2013.

During the three and six months ended June 30, 2013, we invested capital to: (i) acquire the Mobile, AL, Saraland, AL and Brooklyn, NY terminals; (ii) begin constructing 150,000 bbls of storage capacity in Mobile, AL; (iii) expand rail infrastructure in Chickasaw, AL and Saraland, AL; (iv) expand the Blakeley, AL dock to service Aframax capable vessels; and (v) enhance the Blakeley, AL tank infrastructure to handle heated petroleum products.

Our capital funding requirements were funded from borrowings under the Terminal Credit Facility, Credit Facility and cash from operations. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations or with borrowings under our Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Credit Facility and the issuance of equity and debt securities, but in certain instances we will fund expansion capital with cash from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of June 30, 2014, there have been no significant changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

We will have exposure to changes in interest rates on our indebtedness. As of June 30, 2014, we had $108.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and six months ended June 30, 2014 was approximately 2.7% and 2.8%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.3 million increase and a $0.5 million increase in interest expense for the three and six months ended June 30, 2014, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: August 14, 2014	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.2

First Amended and Restated Agreement of Limited Partnership of Arc Logistics Partners LP, dated November 12, 2013, by and among Arc Logistics GP LLC, Lightfoot Capital Partners, LP and Lightfoot Capital Partners GP LLC (incorporated herein by reference to Exhibit 3.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
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