Form 10-Q
period 2014-09-30
Arc Logistics Partners LP
filed 2014-11-13
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$4,559	$4,454
Trade accounts receivable	4,626	4,403
Due from related parties	825	722
Inventories	247	302
Other current assets	1,197	777
Total current assets	11,454	10,658
Property, plant and equipment, net	202,700	201,477
Investment in unconsolidated affiliate	72,888	72,046
Intangible assets, net	34,480	38,307
Goodwill	15,162	15,162
Other assets	1,596	1,716
Total assets	$338,280	$339,366
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	2,395	4,115
Accrued expenses	2,706	2,144
Due to general partner	292	127
Other liabilities	41	25
Total current liabilities	5,434	6,411
Credit facility	108,063	105,563
Other non-current liabilities	2,517	-
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (6,867,950 units issued and outstanding at September 30, 2014 and December 31, 2013)	123,078	125,375
Subordinated units – (6,081,081 units issued and outstanding at September 30, 2014 and December 31, 2013)	98,411	101,525
Accumulated other comprehensive income	777	492
Total partners’ capital	222,266	227,392
Total liabilities and partners’ capital	$338,280	$339,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Third-party customers	$11,329	$10,777	$34,878	$29,460
Related parties	2,361	1,848	6,753	5,869
	13,690	12,625	41,631	35,329
Expenses:
Operating expenses	6,627	5,062	21,101	14,194
Selling, general and administrative	2,743	1,368	6,550	6,161
Selling, general and administrative – affiliate	1,054	624	2,994	1,842
Depreciation	1,860	1,548	5,319	4,154
Amortization	1,367	1,290	4,060	3,425
Total expenses	13,651	9,892	40,024	29,776
Operating income	39	2,733	1,607	5,553
Other income (expense):
Gain on bargain purchase of business	-	-	-	11,777
Equity earnings from unconsolidated affiliate	2,482	-	7,406	-
Other income	7	-	10	47
Interest expense	(890)	(1,456)	(2,730)	(4,889)
Total other income (expenses), net	1,599	(1,456)	4,686	6,935
Income before income taxes	1,638	1,277	6,293	12,488
Income taxes	2	3	54	18
Net Income	1,636	1,274	6,239	12,470
Less: Net income attributable to preferred units	-	600	-	1,546
Net income attributable to partners’ capital	1,636	674	6,239	10,924
Other comprehensive income	725	-	285	-
Comprehensive income attributable to partners’ capital	$2,361	$674	$6,524	$10,924

Earnings per limited partner unit:
Common units (basic and diluted)	$0.11	$0.09	$0.45	$1.56
Subordinated units (basic and diluted)	$0.11	$0.09	$0.45	$1.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net income	$6,239	$12,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,319	4,154
Amortization	4,060	3,425
Gain on bargain purchase of business	-	(11,777)
Equity earnings from unconsolidated affiliate, net of distributions	(108)	-
Amortization of deferred financing costs	371	1,639
Unit-based compensation	1,426	-
Changes in operating assets and liabilities:
Trade accounts receivable	(223)	(2,665)
Due from related parties	(104)	231
Inventories	55	(13)
Other current assets	(420)	(456)
Other assets	-	(1,206)
Accounts payable	(2,159)	3,137
Accrued expenses	562	1,012
Due to general partner	165	4,556
Other liabilities	2,533	(20)
Net cash provided by operating activities	17,716	14,487
Cash flows from investing activities:
Capital expenditures	(6,103)	(10,540)
Investment in unconsolidated affiliate	(681)	-
Net cash paid for acquisitions	-	(82,000)
Net cash used in investing activities	(6,784)	(92,540)
Cash flows from financing activities:
Distributions	(12,870)	(946)
Deferred financing costs	(251)	(3,519)
Repayments to credit facility	(25,000)	(35,938)
Proceeds from credit facility	27,500	118,000
Distribution equivalent rights paid on unissued units	(206)	-
Net cash (used in) provided by financing activities	(10,827)	77,597
Net increase (decrease) in cash and cash equivalents	105	(456)
Cash and cash equivalents, beginning of period	4,454	1,429
Cash and cash equivalents, end of period	$4,559	$973
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,534	$3,497
Cash paid for income taxes	54	18
Non-cash investing and financing activities:
Issuance of preferred units	-	30,000
Deemed distributions to preferred units	-	1,546
Increase (Decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	439	(202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2013	$125,375	$101,525	$492	$227,392
Net income	3,309	2,930	-	6,239
Other comprehensive income	-	-	285	285
Unit-based compensation	1,426	-	-	1,426
Distribution equivalent rights paid on unissued units	(206)	-	-	(206)
Distributions	(6,826)	(6,044)	-	(12,870)
Partners’ capital at September 30, 2014	$123,078	$98,411	$777	$222,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Presentation

Defined Terms

Unless the context clearly indicates otherwise, references in these unaudited condensed consolidated financial statements (“interim statements”) to “Arc Terminals” or the “Partnership” when used for periods prior to November 12, 2013, the closing date of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics” or the “Partnership” when used for periods on or after the closing date of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing date of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals, and references to our “General Partner” for periods on or after the closing date of the IPO refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

The $120.2 million of net proceeds from the IPO (including the underwriters’ option to purchase additional common units and after deducting the underwriting discount and structuring fee) were used to: (i) fund the purchase of the LNG Interest from an affiliate of GE EFS for approximately $72.7 million; (ii) make a cash distribution to GCAC as partial consideration for the contribution of its preferred units in Arc Terminals to the Partnership of approximately $29.8 million; (iii) repay intercompany payables owed to the Sponsor of approximately $6.6 million; and (iv) reduce amounts outstanding under the Partnership’s Credit Facility (as defined below, see “Note 7—Debt”) by $6.0 million. The remaining funds were used for general partnership purposes, including the payment of transaction expenses related to the IPO and the Credit Facility.

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

A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Beginning Balance	$15,162	$6,730
Goodwill acquired	-	8,432
Impairment	-	-
Ending Balance	$15,162	$15,162

Deferred Rent

The Lease Agreement (as defined in “Note 12—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet at September 30, 2014.

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

Unit-Based Compensation

The Partnership recognizes all unit-based compensation to directors, officers, employees and other service providers in the consolidated financial statements based on the fair value of the awards.  Fair value for unit-based awards classified as equity awards is determined on the grant date of the award and this value is recognized as compensation expense ratably over the requisite service or performance period of the equity award. Fair value for equity awards is calculated at the closing price of the common units on the grant date. Fair value for unit-based awards classified as liability awards is calculated at the closing price of the common units on the grant date and is remeasured at each reporting period until the award is settled. Compensation expense related to unit-based awards is included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For awards with performance conditions, the expense is accrued over the service period only if the performance condition is considered to be probable of occurring. When awards with performance conditions that were previously considered improbable become probable, the Partnership incurs additional expense in the period that the probability assessment changes (see “Note 10—Equity Plans”).

Net Income Per Unit

The Partnership uses the two-class method in the computation of earnings per unit since there is more than one participating class of securities. Earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the phantom and preferred unitholders, if any, by the weighted average number of outstanding common and subordinated units, respectively, during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income per unit are made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

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

2013 Acquisitions

Gulf Coast Asphalt Company, L.L.C. Asset Acquisition

In February 2013, the Partnership acquired substantially all of the Mobile, AL and Saraland, AL operating assets (the “GCAC Asset Acquisition”) related to the terminalling business of GCAC for approximately $85.0 million (“GCAC Purchase Price”) consisting of approximately $25.0 million in cash, $30.0 million in new preferred units (see “Note 8—Preferred Units”) in the Partnership and $30.0 million of assumed debt which was simultaneously extinguished at the acquisition closing by the Partnership.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The GCAC Purchase Price exceeded the approximately $76.6 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $8.4 million. The Partnership believes the primary items that generated goodwill are both the value of the synergies created between the acquired assets and its existing assets, and its expected ability to grow the business acquired by leveraging its existing customer relationships. Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. GCAC is also able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of September 30, 2014, no additional amounts have been paid or are owed to GCAC.

The following table summarizes the consideration paid and the amounts of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$25,000
Debt assumed	30,000
Preferred units issued	30,000
Total consideration	$85,000
Allocation of purchase price:
Property and equipment	$39,242
Intangible assets	37,326
Goodwill	8,432
Net assets acquired	$85,000

The following unaudited pro forma financial results for the nine months ended September 30, 2013 are presented for comparative purposes only and assume the GCAC acquisition had occurred on January 1, 2013. The effects of the acquisition of GCAC are included in the accompanying unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2014, as well as for the three months ended September 30, 2013. The unaudited pro forma results reflect certain adjustments to the acquisition, such as increased depreciation and amortization expense on the fair value of the assets acquired. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed at the beginning of the period presented, nor are they indicative of future results of operations (in thousands, except per unit amounts):

Nine Months Ended
September 30, 2013
(unaudited proforma)
Total revenues	$36,930
Operating income	9,017
Net Income	$15,255
Less: Net income attributable to preferred units	$1,800
Net income attributable to partners’ capital	$13,455
Earnings per unit - Basic:
Common and Subordinated	$2.48
Earnings per unit - Diluted:
Common and Subordinated	$2.04

Since the acquisition date in February 2013 through September 30, 2013, the acquired GCAC assets earned approximately $13.2 million in revenue and $7.1 million of operating income.

Motiva Enterprises LLC Asset Acquisition

In February 2013, the Partnership acquired substantially all of the operating assets related to the Brooklyn, NY terminal (the “Brooklyn Terminal”) from Motiva Enterprises LLC (“Motiva”) for approximately $27.0 million (“Brooklyn Purchase Price”) in cash.

The transaction was accounted for as a business combination in accordance with ASC 805. The fair value of the identifiable assets acquired of approximately $38.8 million exceeded the Brooklyn Purchase Price. Accordingly, the acquisition has been accounted for as a bargain purchase and, as a result, the Partnership recognized a gain of approximately $11.8 million associated with the acquisition. The gain is included in the line item “Gain on bargain purchase of business” in the accompanying condensed consolidated statement of operations and comprehensive income. Transaction costs incurred in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.5 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes the consideration paid and the amount of assets acquired at the acquisition date (in thousands):

Consideration:
Cash paid to seller	$27,000
Allocation of purchase price:
Property and equipment	$36,749
Inventory	19
Intangible assets	2,009
Bargain purchase gain	(11,777)
Net assets acquired	$27,000

Since the acquisition date in February 2013 through September 30, 2013, the Brooklyn Terminal earned approximately $4.1 million in revenue and $2.4 million of operating income.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest and its balances as of September 30, 2014 and December 31, 2013 are represented below (in thousands):

Balance at December 31, 2013	$72,046
Equity earnings	7,406
Contributions	681
Distributions	(7,298)
Amortization of premium	(232)
Other comprehensive income	285
Balance at September 30, 2014	$72,888

Gulf LNG Holdings Acquisition

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from September 30, 2014 is as follows (in thousands):

Total
2014	$75
2015	309
2016	309
2017	309
2018	309
Thereafter	7,062
$8,373

Summarized financial information for the Gulf LNG Holdings is reported below (in thousands):

	September 30,	December 31,
	2014	2013
Balance sheets
Current assets	$11,506	$8,694
Noncurrent assets	931,137	952,630
Total assets	$942,643	$961,324
Current liabilities	$83,501	$81,173
Long-term liabilities	739,341	773,115
Member’s equity	119,801	107,036
Total liabilities and member’s equity	$942,643	$961,324

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income statements
Revenues	$46,561	$46,522	$139,682	$139,567
Total operating costs and expenses	14,198	13,434	42,629	42,160
Operating income	32,363	33,088	97,053	97,407
Net income	$24,097	$24,370	$71,900	$71,027

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Land	$51,175	$51,175
Buildings and site improvements	36,438	34,660
Tanks and trim	94,666	92,337
Machinery and equipment	34,220	32,819
Office furniture and equipment	2,474	2,334
Construction in progress	5,897	5,003
	224,870	218,328
Less: Accumulated depreciation	(22,170)	(16,851)
Property, plant and equipment, net	$202,700	$201,477

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	September 30,	December 31,
	in Years	2014	2013
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-10	39,900	39,900
Noncompete agreements	2-3	741	741
		45,426	45,426
Less: Accumulated amortization		(10,946)	(7,119)
Intangible assets, net		$34,480	$38,307

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $1.3 million for the remainder of 2014, $4.3 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $3.9 million in 2018 and $17.2 million thereafter.

Note 7—Debt

Credit Facility

In January 2012, the Partnership entered into a $40.0 million credit facility (the “Terminal Credit Facility”). On November 12, 2013, concurrent with the closing of the IPO, the Partnership amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. The Credit Facility has up to $175.0 million of borrowing capacity. As of September 30, 2014, the Partnership had borrowings of $108.1 million under the Credit Facility at an interest rate of 2.66%. Based on the restrictions under the total leverage ratio covenant, as of September 30, 2014, the Partnership had $29.1 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

In January 2014, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment (the “First Amendment”) to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon (the “Portland Terminal”).

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

Note 8—Preferred Units

In February 2013, the Partnership, as a part of the GCAC Purchase Price (see “Note 3—Acquisitions”), issued 1,500,000 preferred units to GCAC with a value of $30.0 million. The preferred units ranked senior in liquidation preference and distributions to all existing and outstanding common and subordinated units. The preferred units were entitled to 8% annual distributions, paid 45 days following each calendar quarter, assuming the Partnership remained in compliance with all related covenants in the Terminal Credit Facility. If for any reason the Partnership were to be unable to pay the quarterly distributions on time to the preferred unitholders, the distribution amount would have compounded at an 8% annual interest rate until paid. At the time of the IPO, the Partnership issued 779 common units and 58,426 subordinated units and made a cash distribution of approximately $29.0 million to

GCAC for the contribution of its preferred units in Arc Terminals to the Partnership. Prior to the IPO, the Partnership recorded the preferred units as mezzanine equity in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity” due to the redeemable nature, at the option of the holders, of the preferred units at a fixed and determinable price based upon certain redemption events which were outside the control of the Partnership. For the three and nine months ended September 30, 2013, the Partnership paid $0.6 million and $0.9 million in cash distributions to the preferred unitholders.

Note 9—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
September 30, 2014	$0.4100	$5,309	November 17, 2014 (1)	November 10, 2014 (1)
June 30, 2014	$0.4000	$5,180	August 18, 2014	August 11, 2014
March 31, 2014	$0.3875	$5,018	May 16, 2014	May 9, 2014
December 31, 2013	$0.2064	$2,673	February 18, 2014 (2)	February 10, 2014 (2)

(1) Expected dates as of the filing date.

(2) Initial pro rata cash distribution, prorated for the period from November 13, 2013 to December 31, 2013.

Cash Distribution Policy

The partnership agreement provides that the General Partner will make a determination no less frequently than each quarter as to whether to make a distribution, but the partnership agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the board of directors of the General Partner has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

The board of directors of the General Partner may change the foregoing distribution policy at any time and from time to time, and even if the cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined solely by the General Partner. As a result, there is no guarantee that the Partnership will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, the partnership agreement contains provisions intended to motivate the General Partner to make steady, increasing and sustainable distributions over time.

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

Note 10—Equity Plans

2013 Long-Term Incentive Plan

The Board of Directors of the General Partner (the “Board”) approved and adopted the Arc Logistics Long-Term Incentive Plan (the “2013 Plan”) in November 2013.  In July 2014, the Board formed a Compensation Committee (the “Committee”) to administer the 2013 Plan.  Employees (including officers), consultants and directors of the General Partner, the Partnership and its affiliates (the “Partnership Entities”) are eligible to receive awards under the 2013 Plan.  The 2013 Plan authorizes up to an aggregate of 2.0 million common units to be available for awards under the 2013 Plan, subject to adjustment as provided in the 2013 Plan.  Awards available for grant under the 2013 Plan include, but are not limited to, restricted units, phantom units, unit options, and unit appreciation rights, but only phantom units have been granted under the 2013 Plan to date. The Committee also has the ability to grant distribution equivalent rights (“DER”) under the 2013 Plan, either alone or in tandem with other specific awards, which entitle the recipient to receive an amount equal to distributions paid on an outstanding common unit.  Upon the occurrence of a “change of control” or an award recipient’s termination of service due to death or “disability” (each quoted term, as defined in the 2013 Plan), any outstanding unvested award will vest in full.

In July 2014, the Committee authorized the grant of an aggregate of 939,500 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities. Awards of phantom units are settled in common units, except that an award of less than 1,000 phantom units is settled in cash. If a phantom unit award recipient experiences a termination of service with the Partnership Entities other than (i) as a result of death or “disability” or (ii) due to certain circumstances in connection with a “change of control,” the Committee, at its sole discretion, may decide to vest all or any portion of the recipient’s unvested phantom units as of the date of such termination or may allow the unvested phantom units to remain outstanding and vest pursuant to the vesting schedule set forth in the applicable award agreement.

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and nine months ended September 30, 2014, the Partnership recorded approximately $0.2 million of unit-based compensation expense with respect to the Director Grants. As of September 30, 2014, the unrecognized unit-based compensation expense for the Director Grants is approximately $2.4 million, which will be recognized ratably over the remaining term of the awards.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and nine months ended September 30, 2014, the Partnership recorded approximately $1.3 million of unit-based compensation expense with respect to the Employee Equity Grants. As of September 30, 2014, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $19.9 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and nine months ended September 30, 2014, the Partnership recorded less than $0.1 million of unit-based compensation expense with respect to the Employee Liability Grants.  As of September 30, 2014, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.2 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

Subject to applicable earning criteria, the DER included in each Director Grant, Employee Equity Grant and Employee Liability Grant entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2014, the Partnership paid approximately $0.4 million in DERs to phantom unit holders, $0.2 million of which was reflected as a reduction of partners’ capital and $0.2 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2014 was $1.4 million, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	9/30/2014
Balance at December 31, 2013	-	$-	-	$-	$-
Granted	932,000	$25.46	7,500	$25.46	$25.15
Vested	-	$-	-	$-	$-
Forfeited	(1,500)	$25.46	-	$-	$-
Balance at September 30, 2014	930,500	$25.46	7,500	$25.46	$25.15

Note 11—Earnings Per Unit

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and nine months ended September 30, 2014, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 10—Equity Plans”). For the three and nine months ended September 30, 2013, the only potentially dilutive units outstanding consisted of GCAC’s preferred units (see “Note 8—Preferred Units”).

As a result of the recapitalization in connection with the IPO, earnings per unit was adjusted on a retroactive basis, which is reflected in the calculation below (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$1,636	$1,274	$6,239	$12,470
Less:
Distribution equivalent rights for unissued units	211	-	417	-
Preferred unit distributions	-	600	-	1,546
Earnings attributable to preferred units	-	125	-	1,408
Net income available to limited partners	$1,425	$549	$5,822	$9,516

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$756	$7	$3,088	$125
Net income allocated to subordinated unitholders	$669	$542	$2,734	$9,391
Net income allocated to limited partners:	$1,425	$549	$5,822	$9,516

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	6,868	80	6,868	80
Subordinated units - (basic and diluted)	6,081	6,023	6,081	6,023

Earnings per limited partner unit:
Common - (basic and diluted)	$0.11	$0.09	$0.45	$1.56
Subordinated - (basic and diluted)	$0.11	$0.09	$0.45	$1.56

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

For the three months ended September 30, 2014  and 2013, the General Partner incurred expenses of $1.1 million and $0.6 million, respectively. For the nine months ended September 30, 2014 and 2013, the General Partner incurred expenses of $3.0 million and $1.8 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2014 and December 31, 2013, the Partnership had a payable of approximately $0.3 million and $0.1 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Storage and Throughput Agreements with Center Oil

During 2007, the Partnership acquired seven terminals from Center Oil for $35.0 million in cash and 750,000 subordinated units in the Partnership. In connection with this purchase, the Partnership entered into a storage and throughput agreement with Center Oil whereby the Partnership provides storage and throughput services for various petroleum products to Center Oil at the terminals acquired by the Partnership in return for a fixed per barrel fee for each outbound barrel of Center Oil product shipped or committed to be shipped. The throughput fee is calculated and due monthly based on the terms and conditions as set forth in the storage and throughput agreement. In addition to the monthly throughput fee, Center Oil is required to pay the Partnership a fixed per barrel fee for any additives added into Center Oil’s product.

The term of the storage and throughput agreement extends through June 2017.  The agreement will automatically renew for a period of three years at the expiration of the current term at an inflation adjusted rate (subject to a cap), as determined in accordance with the agreement, unless a party delivers a written notice of its election to terminate the storage and throughput agreement at least eighteen months prior to the expiration of the current term.

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

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charges Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped or committed to be shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.

Storage and Throughput Agreements with GCAC

In February 2013, and in connection with the GCAC Asset Acquisition, the Partnership entered into a storage and throughput agreement (the “GCAC Agreement 1”) with GCAC whereby the Partnership provides storage and throughput services for various petroleum products to GCAC at the acquired storage tanks existing at the time of the GCAC Asset Acquisition in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, the Partnership entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby the Partnership built an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The initial term of GCAC Agreements 1 and 2 is approximately five years. These agreements can be mutually extended by both parties as long as the extension is agreed to 180 days prior to the end of the initial termination date; otherwise the Partnership has the right to lease the storage capacity to any third party.

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Center Oil	$1,897	$1,756	$5,363	$5,616
GCAC	464	92	1,390	253
Total	$2,361	$1,848	$6,753	$5,869

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013
Center Oil	$511	$536
GCAC	314	186
Total	$825	$722

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland Terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot.  The Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rents in the initial years of the Lease Agreement were $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rents also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal, estimated at $10 million.  Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month.  As of September 30, 2014, spending on terminal-related projects totaled approximately $4.4 million.    The base rents will be increased at the end of year five by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three and nine months ended September 30, 2014, the expense associated with the Lease Agreement was $1.2 million and $2.4 million, respectively.  During the three and nine months ended September 30, 2014, there was no variable rent associated with the Lease Agreement.

So long as Arc Terminals Holdings is not in default under the Lease Agreement, it shall have the right to purchase the Portland Terminal at the end of the third year of the Lease Agreement and at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the purchase right is not exercised, the Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of approximately $4 million and $6 million, respectively.

Note 13—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended		% of Receivables
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	23%	2%	19%	3%	42%	7%
Customer B	14%	14%	13%	5%	9%	10%
Total	37%	16%	32%	8%	51%	17%

Note 14—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of September 30, 2014 and December 31, 2013.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of September 30, 2014 are presented below (in thousands):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations	$108,063	$-	$-	$-	$-	$108,063	$-
Operating lease obligations	31,708	1,484	6,436	6,472	6,342	10,868	106
Total	$139,771	$1,484	$6,436	$6,472	$6,342	$118,931	$106

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement.

In April 2014, the members of Gulf LNG Holdings approved spending up to approximately $13.0 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility. For the nine months ended September 30, 2014, capital calls totaling $10.0 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro rata share was approximately $1.0 million. As of September 30, 2014, the Partnership’s pro rata share of the remaining capital commitment was approximately $0.8 million, of which $0.5 million was paid in October 2014.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of September 30, 2014, no additional amounts had been paid or are owed to GCAC.

Note 15—Subsequent Events

Cash Distribution

In October 2014, the Partnership declared a quarterly cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis) totaling approximately $5.3 million for all common and subordinated units outstanding. The distribution is for the period from July 1, 2014 through September 30, 2014. The third quarter 2014 distribution represents a 2.5% increase over the second quarter 2014 cash distribution of $0.40 per unit ($1.60 per unit on an annualized basis). The distribution is payable on November 17, 2014 to unitholders of record on November 10, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements (“interim statements”), including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Cautionary Statement Regarding Forward-Looking Statements.”

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “Arc Terminals,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods prior to November 12, 2013, the closing date of the initial public offering of Arc Logistics Partners LP (the “IPO”), refer to Arc Terminals LP and its subsidiaries, which were contributed to Arc Logistics Partners LP in connection with the IPO, and references to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms when used for periods on or after the closing date of the IPO refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” for periods prior to the closing date of the IPO refer to Arc Terminals GP LLC which owned the general partner interest in Arc Terminals, and references to our “General Partner” for periods on or after the closing date of the IPO refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership used a portion of the proceeds from the IPO to acquire a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of September 30, 2014, we had an aggregate of over 90 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

—

We anticipate incurring incremental selling, general and administrative (“SG&A”) expenses as a result of being a publicly traded partnership, consisting of expenses associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley Act compliance, NYSE listing, independent auditor fees, legal fees, investor relations activities, registrar and transfer agent fees, director and officer insurance and director compensation.

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

—

We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical consolidated financial statements do not reflect the full year impact of these earnings.

—

In January 2014, we entered into a triple net operating lease agreement for the use of a petroleum products terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”).  The historical consolidated financial statements do not reflect the impact of these revenues and expenses in 2013.

—

In July 2014, phantom unit awards were granted under our Long Term Incentive Plan (the “2013 Plan”) and the historical consolidated financial statements do not reflect the impact of this expense in 2013 and the full year impact in 2014.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (a) storage and throughput services fees and (b) ancillary services fees; (2) our operating and SG&A expenses; (3) Adjusted EBITDA; and (4) Distributable Cash Flow.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$1,636	$1,274	$6,239	$12,470
Income taxes	2	3	54	18
Interest expense	890	1,456	2,730	4,889
Gain on bargain purchase of business	-	-	-	(11,777)
Depreciation	1,860	1,548	5,319	4,154
Amortization	1,367	1,290	4,060	3,425
One-time transaction expenses (a)	-	374	451	3,666
Non-cash charges (b)	1,910	-	3,943	-
Adjusted EBITDA	$7,665	$5,945	$22,796	$16,845
Cash interest expense	(819)		(2,534)
Cash income taxes	(2)		(54)
Maintenance capital expenditures	(625)		(1,802)
Equity earnings from the LNG Interest	(2,482)		(7,406)
Cash distributions received from the LNG Interest	2,704		7,298
Distributable Cash Flow	$6,441		$18,298

(a)

The one-time transaction expenses for 2013 relate to the due diligence and transaction expenses associated with the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities; for 2014, such expenses relate to the execution of the Lease Agreement.

(b)

For the three months ended September 30, 2014, the non-cash charges were comprised of $0.5 million of deferred rent expense associated with the accounting treatment of the Portland Terminal lease transaction and $1.4 million of amortization for the unit-based compensation. For the nine months ended September 30, 2014, the non-cash charges were comprised of $2.5 million of deferred rent expense associated with the accounting treatment of the Portland Terminal lease transaction and $1.4 million of amortization for the unit-based compensation.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except operating data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Third-party customers	$11,329	$10,777	$34,878	$29,460
Related parties	2,361	1,848	6,753	5,869
	13,690	12,625	41,631	35,329
Expenses:
Operating expenses	6,627	5,062	21,101	14,194
Selling, general and administrative	2,743	1,368	6,550	6,161
Selling, general and administrative - affiliate	1,054	624	2,994	1,842
Depreciation	1,860	1,548	5,319	4,154
Amortization	1,367	1,290	4,060	3,425
Total expenses	13,651	9,892	40,024	29,776
Operating income	39	2,733	1,607	5,553
Other income (expense):
Gain on bargain purchase of business	-	-	-	11,777
Equity earnings from unconsolidated affiliate	2,482	-	7,406	-
Other income	7	-	10	47
Interest expense	(890)	(1,456)	(2,730)	(4,889)
Total other income (expenses), net	1,599	(1,456)	4,686	6,935
Income before income taxes	1,638	1,277	6,293	12,488
Income taxes	2	3	54	18
Net Income	1,636	1,274	6,239	12,470
Less: Net income attributable to preferred units	-	600	-	1,546
Net income attributable to partners' capital	$1,636	$674	$6,239	$10,924
Other Financial Data:
Adjusted EBITDA	$7,665	$5,945	$22,796	$16,845
Distributable Cash Flow	$6,441		$18,298
Operating Data:
Storage capacity (bbls)	6,425,100	4,959,100	6,425,100	4,959,100
Throughput (bpd)	64,806	76,499	71,788	71,353

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Storage Capacity. Storage capacity for the three months ended September 30, 2014 increased by 1.5 million bbls, or 30%, compared to the three months ended September 30, 2013. The increase was due to the procurement of storage capacity associated with the Portland Terminal lease transaction.

Throughput Activity. Throughput activity for the three months ended September 30, 2014 decreased by 11.7 mbpd, or 15%, compared to the three months ended September 30, 2013.  The decrease was due to reduced customer activity and the expiration of customer agreements in Baltimore, MD, Blakeley, AL, Brooklyn, NY, Chickasaw, AL, Mobile, AL, Norfolk, VA and Saraland, AL offset by the execution of new customer agreements and increased customer activity in Baltimore, MD, Cleveland, OH, Mobile, AL and Selma, NC, and the addition of the Portland Terminal.

Revenues. The following table details the types and amounts of revenues generated during the three months ended September 30, 2014 and 2013 (in thousands, except percentages).

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$11,654	$11,053	$601	5%
Ancillary services fees	2,036	1,572	464	30%
Total revenues	$13,690	$12,625	$1,065	8%

Revenues for the three months ended September 30, 2014 increased by $1.1 million, or 8%, compared to the three months ended September 30, 2013.  The $0.6 million, or 5%, increase in storage and throughput services fees was the result of the execution of new short-term customer agreements in Blakeley, AL and Cleveland, OH and customer activity at the new Portland Terminal offset by reduced customer activity and the expiration of customer agreements in Baltimore, MD, Blakeley, AL, Brooklyn, NY, Chickasaw, AL, Mobile, AL, Norfolk, VA and Saraland, AL.  The $0.5 million, or 30%, increase in ancillary services fees was driven by additional services provided to our customers in the Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL facilities and the new Portland Terminal.

Operating Expenses. Operating expenses for the three months ended September 30, 2014 increased by $1.6 million, or 31%, compared to the three months ended September 30, 2013. The $1.6 million increase in operating expenses was the result of an additional $2.4 million of operating expenses related to the new Portland Terminal, offset by a reduction of $0.8 million in contract labor in Blakeley, AL, Chickasaw, AL and Saraland, AL and the elimination of $0.1 million in tank rental expense for a customer in Mobile, AL. The $2.4 million of operating expenses in Portland, OR includes $1.6 million in expenses associated with the Portland Terminal lease, of which $0.5 million is deferred rent expense.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended September 30, 2014 increased by $1.8 million, or 91%, compared to the three months ended September 30, 2013.  The increase in SG&A expense was due to $1.6 million of unit-based compensation associated with the 2013 Plan, expenses associated with being a public company, including professional fees and allocations from our General Partner, of $0.7 million, offset by a reduction of one-time transaction related expenses of $0.4 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended September 30, 2014 increased by $0.3 million, or 20%, compared to the three months ended September 30, 2013, primarily due to the impact of the 2013 capital expenditures program.  Amortization expense for the three months ended September 30, 2014 increased by $0.1 million, or 6%, compared to the three months ended September 30, 2013, due to the amortization of the LNG Interest.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the three months ended September 30, 2014, we recorded equity earnings of $2.5 million.

Interest Expense. Interest expense for the three months ended September 30, 2014 decreased by $0.6 million, or 39%, compared to the three months ended September 30, 2013. The reduction in interest expense was related to the impact of lower interest rates due to the amendment and restatement of the Terminal Credit Facility in November 2013 and a reduction in outstanding indebtedness from $112.6 million to $108.1 million.

Net Income. Net income for the three months ended September 30, 2014 increased by $0.4 million, or 28%, compared to the three months ended September 30, 2013, related to the equity earnings from the LNG Interest of $2.5 million, a reduction in one-time transaction related expenses of $0.4 million and a decrease in interest expense of $0.6 million, offset by $1.6 million of rent expense associated with the Portland Terminal lease and $1.6 million of unit-based compensation associated with the 2013 Plan.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2014 increased by $1.7 million, or 29%, compared to the three months ended September 30, 2013.  The increase in Adjusted EBITDA was driven by customer activity in the new Portland Terminal, the impact of the expansion projects completed in 2013 and the execution of new customer agreements in Blakeley, AL, Cleveland, OH, Brooklyn, NY and Selma, NC offset by expiring customer agreements in Baltimore, MD and Saraland, AL.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Storage Capacity. Storage capacity for the nine months ended September 30, 2014 increased by 1.5 million bbls, or 30%, compared to the nine months ended September 30, 2013. The increase was due to the procurement of storage capacity associated with the Portland Terminal lease transaction.

Throughput Activity. Throughput activity for the nine months ended September 30, 2014 increased by 0.4 mbpd, or 1%, compared to the nine months ended September 30, 2013. The increase was principally due to the acquisition of the Mobile, AL and Brooklyn, NY facilities in February 2013, increased and new customer activity in the Cleveland, OH, Portland, OR, Selma, NC and Spartanburg, SC facilities, offset by reduced customer activity in the Baltimore, MD, Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL facilities.

Revenues. The following table details the types and amounts of revenues generated during the nine months ended September 30, 2014 and 2013 (in thousands, except percentages).

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$35,754	$30,999	$4,755	15%
Ancillary services fees	5,877	4,330	1,547	36%
Total revenues	$41,631	$35,329	$6,302	18%

Revenues for the nine months ended September 30, 2014 increased by $6.3 million, or 18%, compared to the nine months ended September 30, 2013. The $4.8 million, or 15%, increase in storage and throughput services fees was the result of the acquisition of the Mobile, AL and Brooklyn, NY facilities in February 2013, new customer activity in Portland, OR, and the execution of new commercial agreements in Brooklyn, NY, Cleveland, OH and Selma, NC. The $1.5 million, or 36%, increase in ancillary services fees was driven by the acquisition of the Mobile, AL and Saraland, AL facilities in February 2013, additional services provided to our customers in the Blakeley, AL and Saraland, AL facilities and other ancillary services provided to customers at both our refined and heavy products terminals.

Operating Expenses. Operating expenses for the nine months ended September 30, 2014 increased by $6.9 million, or 49%, compared to the nine months ended September 30, 2013. The $6.9 million increase in operating expenses was the result of $7.2 million of operating expenses in the Portland Terminal, $1.0 million due to the acquisition of the Mobile, AL and Brooklyn NY facilities in February 2013 and $0.9 million of insurance expense partially offset by a $1.9 million reduction in contract labor in Blakeley, AL, Chickasaw, AL and Saraland, AL and the elimination of $0.3 million in tank rental expense for a customer in Mobile, AL. The $7.2 million of operating expenses associated with the Portland Terminal includes $4.9 million in expenses associated with the Portland Terminal lease, of which $2.5 million is related to deferred rent expense.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2014 increased by $1.5 million, or 19%, compared to the nine months ended September 30, 2013. The increase in SG&A expense was related to an increase in public company expenses including professional fees and allocations from our General Partner of $2.3 million and $1.6 million of unit-based compensation relating to the 2013 Plan, offset by a reduction in one-time transaction and due diligence related expenses of $2.4 million.

Depreciation and Amortization Expense. Depreciation expense for the nine months ended September 30, 2014 increased by $1.2 million, or 28%, compared to the nine months ended September 30, 2013, primarily due to the acquisition of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 and the impact of the 2013 capital expenditures program.  Amortization expense for the nine months ended September 30, 2014 increased by $0.6 million, or 19%, compared to the nine months ended September 30, 2013, primarily due to the acquisition of the Mobile, AL and Brooklyn, NY terminals in February 2013 and the amortization of the LNG Interest, partially offset by the full amortization of the long-term contracts at our Chickasaw, AL and Blakeley, AL terminals, which were acquired in 2010.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the Brooklyn, NY terminal acquisition in 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. For the nine months ended September 30, 2014, we recorded equity earnings of $7.4 million.

Interest Expense. Interest expense for the nine months ended September 30, 2014 decreased by $2.2 million, or 44%, compared to the nine months ended September 30, 2013. The reduction in interest expense was related to the write-off of deferred financing fees in February 2013 due to the amendment of the Terminal Credit Facility and the impact of lower interest rates due to the amendment and restatement of the Terminal Credit Facility in November 2013.

Net Income. Net income for the nine months ended September 30, 2014 decreased by $6.2 million, or 50%, compared to the nine months ended September 30, 2013, primarily related to the $4.9 million of rent expense associated with the Portland Terminal lease, a decrease in gain on bargain purchase of business of $11.8 million and $1.6 million of unit-based compensation associated with the 2013 Plan, offset by a reduction in one-time transaction and due diligence related expenses of $2.4 million, new customer activity in Portland, OR, a full period of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013, equity earnings from the LNG Interest of $7.4 million and a decrease in interest expense of $2.2 million.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2014 increased by $6.0 million, or 35%, compared to the nine months ended September 30, 2013. The increase in Adjusted EBITDA was primarily attributable to three full quarters of operating results for the Mobile, AL, Saraland, AL and Brooklyn, NY acquisitions completed in February 2013, new commercial activity in Portland, OR, the impact of the expansion projects completed in 2013 and the execution of customer agreements in Blakeley, AL, Brooklyn, NY, Cleveland, OH and Selma, NC.

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

We intend to pay a quarterly distribution of $0.41 per common unit and subordinated unit per quarter, which equates to $5.3 million per quarter, or $21.2 million per year, based on the number of common and subordinated units outstanding as of September 30, 2014. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal obligation to pay this distribution.

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

Concurrent with the closing of the IPO, we amended and restated the Terminal Credit Facility (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower.  The Credit Facility matures on November 12, 2018 and has up to $175.0 million of borrowing capacity.  As of September 30, 2014, we had borrowings of $108.1 million under the Credit Facility at an interest rate of 2.66%.  Based on the restrictions under our total leverage ratio covenant, as of September 30, 2014, we had $29.1 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2014, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Amendment to Credit Agreement

In January 2014, in connection with the Lease Agreement, Arc Terminals Holdings LLC, a wholly owned subsidiary of us (“Arc Terminals Holdings”), as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment (the “First Amendment”) to the Credit Facility agreement. The First Amendment principally modified certain provisions of the Credit Facility agreement to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland Terminal.

Cash Flows

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2014	2013	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$17,716	$14,487	$3,229	22%
Investing activities	(6,784)	(92,540)	85,756	93%
Financing activities	(10,827)	77,597	(88,424)	-114%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $17.7 million for the nine months ended September 30, 2014 compared to $14.5 million for the nine months ended September 30, 2013. This $3.2 million increase across periods was primarily attributable to a $7.3 million increase in distributions from our unconsolidated affiliate, partially offset by a $4.2 million increase of cash used in working capital. Cash used by changes in working capital of $4.2 million across the comparable periods was primarily due to the changes of cash used in accounts receivable, other assets, and amounts due to our General Partner of $2.3 million, $1.2 million and $4.4 million, respectively, partially offset by cash provided by changes in due from related parties, accounts payable, accrued expenses and other liabilities of $0.2 million, $5.3 million, $0.5 million and $2.5 million, respectively.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2014, of which $0.7 million related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility. Net cash used in investing activities was $92.5 million for the nine months ended September 30, 2013 primarily for the purchase of the Mobile, AL, Saraland, AL and Brooklyn, NY facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, AL, Chickasaw, AL and Saraland, AL facilities.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Terminal Credit Facility and Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $10.8 million for the nine months ended September 30, 2014, compared to net cash flows provided by financing activities of $77.6 million for the nine months ended September 30, 2013. This $88.4 million decrease was primarily attributable to a net decrease in borrowings of $79.6 million during the nine months ended September 30, 2014 and an increase in distributions to our investors of $11.9 million, offset by a decrease in deferred financing costs of $3.3 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$108,063	$-	$-	$108,063	$-
Operating lease obligations	31,708	6,303	12,845	12,549	11
Total	$139,771	$6,303	$12,845	$120,612	$11

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

We incurred maintenance and expansion capital expenditures for the three and nine months ended September 30, 2014 and 2013 as set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Maintenance capital expenditures	$625	$829	$1,802	$1,512
Expansion capital expenditures	808	2,649	4,740	91,230
Total capital expenditures	$1,433	$3,478	$6,542	$92,742

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The decrease during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due to the completion of tank inspections and repairs in the Mobile, AL terminal in 2013.  The increase during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was related to maintenance projects in Blakeley, AL, Norfolk, VA, Portland, OR and Toledo, OH, offset by the completion of tank repair projects in Cleveland, OH in 2013.

Expansion Capital Expenditures

During the three and nine months ended September 30, 2014, we invested capital to: (i) complete the fuel oil tank system and asphalt tank system in Mobile, AL for customer expansion opportunities; (ii) install a permanent boiler system in the Chickasaw, AL terminal; (iii) upgrade the marine infrastructure and truck rack in Cleveland, OH in connection with a new customer agreement; (iv) upgrade a tank in Blakeley, AL and Chickasaw, AL for new and existing customer agreements; and (v) complete carryover projects from 2013.

During the three and nine months ended September 30, 2013, we invested capital to: (i) acquire the Mobile, AL, Saraland, AL and Brooklyn, NY terminals; (ii) construct 150,000 bbls of storage capacity in Mobile, AL; (iii) expand rail infrastructure in Chickasaw, AL and Saraland, AL; (iv) expand the Blakeley, AL dock to service Aframax capable vessels; and (v) enhance the Blakeley, AL tank infrastructure to handle heated petroleum products.

Our capital funding requirements were funded from borrowings under the Terminal Credit Facility, Credit Facility and cash from operations. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations or with borrowings under our Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Credit Facility and the issuance of equity and debt securities, but in certain instances we may fund expansion capital with cash from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In addition to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the Partnership considers the accounting principles surrounding unit-based awards with performance conditions granted under the 2013 Plan to be a critical accounting policy and significant estimate.  Unit-based awards with performance conditions were first issued under the 2013 Plan in July 2014.  The Partnership must make significant estimates and judgments in regards to the probability of achieving the performance vesting requirements applicable to unit-based awards with performance conditions, and the expense attributable to such awards is accrued over the service period only if the performance condition is considered to be probable of occurring.  Actual results may differ from the estimates made under different assumptions or conditions.  If awards with performance conditions that were previously considered improbable become probable, the Partnership incurs additional expense in the period that the probability assessment changes (see “Note 2—Summary of Significant Accounting Policies—Unit Based Compensation” and “Note 10—Equity Plans” to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).

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

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. As of September 30, 2014, we had $108.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and nine months ended September 30, 2014 was approximately 3.0% and 3.1%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.3 million increase and a $0.8 million increase in interest expense for the three and nine months ended September 30, 2014, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: November 13, 2014	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Form of Phantom Unit Award Agreement (Employees) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

10.2

Form of Phantom Unit Award Agreement (Directors) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith