Form 10-Q
period 2015-03-31
Arc Logistics Partners LP
filed 2015-05-07
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 6,867,950 common units and 6,081,081 subordinated units outstanding.

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

bpd:  Barrels per day.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$4,445	$6,599
Trade accounts receivable	3,942	3,746
Due from related parties	946	900
Inventories	349	285
Other current assets	1,673	1,226
Total current assets	11,355	12,756
Property, plant and equipment, net	195,585	195,886
Investment in unconsolidated affiliate	73,333	72,858
Intangible assets, net	32,021	33,189
Goodwill	15,162	15,162
Other assets	2,029	1,737
Total assets	$329,485	$331,588
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$2,025	$2,136
Accrued expenses	1,820	2,133
Due to general partner	2,691	409
Other liabilities	32	34
Total current liabilities	6,568	4,712
Credit facility	111,063	111,063
Other non-current liabilities	2,944	2,747
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (6,867,950 units issued and outstanding at March 31, 2015 and December 31, 2014)	117,796	119,130
Subordinated units – (6,081,081 units issued and outstanding at March 31, 2015 and December 31, 2014)	91,237	93,588
Accumulated other comprehensive (loss) income	(123)	348
Total partners’ capital	208,910	213,066
Total liabilities and partners’ capital	$329,485	$331,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Third-party customers	$11,379	$10,875
Related parties	2,178	2,338
	13,557	13,213
Expenses:
Operating expenses	6,280	7,132
Selling, general and administrative	4,298	1,776
Selling, general and administrative – affiliate	1,076	884
Depreciation	1,844	1,698
Amortization	1,246	1,339
Total expenses	14,744	12,829
Operating (loss) income	(1,187)	384
Other income (expense):
Equity earnings from unconsolidated affiliate	2,489	2,437
Other income	5	-
Interest expense	(951)	(910)
Total other income, net	1,543	1,527
Income before income taxes	356	1,911
Income taxes	52	50
Net income attributable to partners’ capital	304	1,861
Other comprehensive loss	(471)	(88)
Comprehensive (loss) income attributable to partners’ capital	$(167)	$1,773

Earnings per limited partner unit:
Common units (basic and diluted)	$0.01	$0.14
Subordinated units (basic and diluted)	$0.01	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flow from operating activities:
Net income	$304	$1,861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,844	1,698
Amortization	1,246	1,339
Equity earnings from unconsolidated affiliate, net of distributions	(714)	(686)
Amortization of deferred financing costs	96	94
Unit-based compensation	1,535	-
Changes in operating assets and liabilities:
Trade accounts receivable	(196)	423
Due from related parties	(45)	(183)
Inventories	(64)	27
Other current assets	(447)	(347)
Other assets	-	(1)
Accounts payable	(321)	(517)
Accrued expenses	(314)	(412)
Due to general partner	2,282	87
Other liabilities	197	1,112
Net cash provided by operating activities	5,403	4,495
Cash flows from investing activities:
Capital expenditures	(1,334)	(1,800)
Investment in unconsolidated affiliate	(310)	(165)
Net cash used in investing activities	(1,644)	(1,965)
Cash flows from financing activities:
Distributions	(5,309)	(2,673)
Deferred financing costs	(389)	(195)
Distribution equivalent rights paid on unissued units	(215)	-
Net cash used in financing activities	(5,913)	(2,868)
Net decrease in cash and cash equivalents	(2,154)	(338)
Cash and cash equivalents, beginning of period	6,599	4,454
Cash and cash equivalents, end of period	$4,445	$4,116
Supplemental disclosure of cash flow information:
Cash paid for interest	$906	$856
Cash paid for income taxes	52	50
Non-cash investing and financing activities:
Increase in purchases of property plant and equipment in accounts payable and accrued expenses	209	243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2014	$119,130	$93,588	$348	$213,066
Net income	162	142	-	304
Other comprehensive income	-	-	(471)	(471)
Unit-based compensation	1,535	-	-	1,535
Distribution equivalent rights paid on unissued units	(215)	-	-	(215)
Distributions	(2,816)	(2,493)	-	(5,309)
Partners’ capital at March 31, 2015	$117,796	$91,237	$(123)	$208,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Presentation

Defined Terms

Unless the context clearly indicates otherwise, references in these unaudited condensed consolidated financial statements (“interim statements”) to “Arc Logistics” or the “Partnership” refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals LP, predecessor to Arc Logistics (“Arc Terminals”), to the Partnership upon the consummation of the Partnership’s initial public offering in November 2013 (“IPO”). References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

In November 2013, the Partnership completed its IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit.  Our common units are listed on the New York Stock Exchange under the symbol “ARCX.”

As of March 31, 2015, our Sponsor owned 68,617 common units and 5,146,264 subordinated units representing a 40.3% limited partner interest in us.  Our Sponsor also owns and controls our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

Note 2—Summary of Significant Accounting Policies

The Partnership has provided a discussion of significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014. Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these interim statements.

Basis of Presentation

The accompanying interim statements of the Partnership have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2014, which are included in the Partnership’s Annual Report on Form 10-K, as filed with the SEC. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

No impairment charges were recorded during the three months ended March 31, 2015. Refer to “Note 5—Property, Plant and Equipment” for discussion on impairments recorded during the year ended December 31, 2014.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. The Partnership determined at December 31, 2014 that there were no impairment charges and subsequent to that date no event indicating an impairment has occurred.

A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Beginning Balance	$15,162	$15,162
Goodwill acquired	-	-
Impairment	-	-
Ending Balance	$15,162	$15,162

Deferred Rent

The Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet at March 31, 2015 and December 31, 2014.

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

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). Because the Credit Facility (as defined in “Note 7 – Debt – Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2).

The Partnership believes that its valuation methods are appropriate and consistent with the values that would be determined by other market participants. However, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Unit-Based Compensation

The Partnership recognizes all unit-based compensation to directors, officers, employees and other service providers in the consolidated financial statements based on the fair value of the awards.  Fair value for unit-based awards classified as equity awards is determined on the grant date of the award, and this value is recognized as compensation expense ratably over the requisite service or performance period of the equity award. Fair value for equity awards is calculated at the closing price of the common units on the grant date. Fair value for unit-based awards classified as liability awards is calculated at the closing price of the common units on the grant date and is remeasured at each reporting period until the award is settled. Compensation expense related to unit-based awards is included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

For awards with performance conditions, the expense is accrued over the service period only if the performance condition is considered to be probable of occurring. When awards with performance conditions that were previously considered improbable become probable, the Partnership incurs additional expense in the period that the probability assessment changes (see “Note 9—Equity Plans”).

Net Income Per Unit

The Partnership uses the two-class method in the computation of earnings per unit since there is more than one participating class of securities. Earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the phantom unitholders, if any, by the weighted average number of outstanding common and subordinated units, respectively, during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income per unit are made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

Segment Reporting

The Partnership derives revenue from operating its terminal and transloading facilities.  These facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The Partnership is currently evaluating the potential impact of this authoritative guidance on its financial condition, results of operations, cash flows and related disclosures.  In April 2015, the FASB proposed a one year deferral of the effective date, and therefore, this guidance will be effective for the Partnership beginning in the first quarter of 2018, with early adoption optional but not before the original effective date of December 15, 2016.

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

In February 2015, the FASB issued new guidance related to evaluating entities for inclusion in consolidations for both the variable interest model and for the voting model for limited partnerships and similar entities.  The update requires that all reporting entities reevaluate whether they should consolidate certain legal entities.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016, with early adoption optional.

In April 2015, the FASB issued new guidance related to presentation of debt issuance costs.  The update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016, with early adoption optional.

Note 3 – Acquisitions

Pending JBBR Acquisition

In February 2015, Arc Terminals Joliet Holdings LLC, a Delaware limited liability company (“Buyer” or “Arc AcquisitionCo”), and a wholly owned subsidiary of the Partnership that will be, upon the closing of the JBBR Acquisition referred to below, owned jointly by the Partnership and an affiliate of GE Energy Financial Services (“GE EFS”), entered into a Membership Interest Purchase Agreement (the “JBBR Purchase Agreement”) pursuant to which Buyer has agreed, subject to the terms and conditions thereof, to acquire from CenterPoint Properties Trust (“Seller” or “CenterPoint”), for a base cash purchase price of $216 million, all of the  membership interests in Joliet Bulk, Barge & Rail LLC (“JBBR”; and such acquisition, the “JBBR Acquisition”), which among other things owns a crude oil unloading terminal and a 4-mile crude oil pipeline that are in the final stages of construction in Joliet, Illinois (the “Joliet Terminal”). Arc AcquisitionCo is also required to pay to CenterPoint earn-out payments for each barrel of petroleum product that is either delivered to or received from the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Arc AcquisitionCo’s earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27 million.  In connection with the JBBR Acquisition, the Partnership has entered into a joint venture arrangement with GE EFS. Upon the closing of the JBBR Acquisition, an affiliate of GE EFS will own 40% of Buyer, with the remaining 60% owned by the Partnership. The Partnership will manage the ongoing operations of Buyer and its subsidiaries, including JBBR.

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of March 31, 2015 and December 31, 2014 are represented below (in thousands):

Balance at December 31, 2014	$72,858
Equity earnings	2,489
Contributions	310
Distributions	(1,775)
Amortization of premium	(78)
Other comprehensive income	(471)
Balance at March 31, 2015	$73,333

Gulf LNG Holdings Acquisition

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from March 31, 2015 is as follows (in thousands):

Total
2015	$231
2016	309
2017	309
2018	309
2019	309
Thereafter	6,753
$8,220

Summarized financial information for the Gulf LNG Holdings is reported below (in thousands):

	March 31,	December 31,
	2015	2014
Balance sheets
Current assets	$9,767	$12,537
Noncurrent assets	920,489	926,980
Total assets	$930,256	$939,517
Current liabilities	$77,281	$85,818
Long-term liabilities	727,286	733,401
Member’s equity	125,689	120,298
Total liabilities and member’s equity	$930,256	$939,517

	Three Months Ended
	March 31,
	2015	2014
Income statements
Revenues	$46,624	$46,561
Total operating costs and expenses	14,206	14,280
Operating income	32,418	32,281
Net income	$24,165	$23,656

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Land	$49,615	$49,615
Buildings and site improvements	36,356	36,298
Tanks and trim	91,600	91,463
Machinery and equipment	33,010	32,815
Office furniture and equipment	2,353	2,348
Construction in progress	7,323	6,175
	220,257	218,714
Less: Accumulated depreciation	(24,672)	(22,828)
Property, plant and equipment, net	$195,585	$195,886

Due to a change in the operating logistics at the Partnership’s Chillicothe, IL terminal (the “Chillicothe Terminal”) in April 2013, the Partnership evaluated the long-lived assets at the Chillicothe Terminal for impairment as of December 31, 2013 and December 31, 2014. Based upon a market strategy to repurpose the Chillicothe Terminal, the Partnership’s estimate of undiscounted cash flows as of December 31, 2013 indicated that such carrying amounts were expected to be recovered. The Partnership re-evaluated the Chillicothe Terminal and based upon the inability to enter into a service agreement with a new or existing customer, the Partnership recognized a non-cash impairment loss of approximately $6.1 million as of December 31, 2014. The net impact of this impairment was reflected in “Long-lived asset impairment” in the consolidated statement of operations and comprehensive income for the year ended December 31, 2014.

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	March 31,	December 31,
	in Years	2015	2014
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-10	39,900	39,900
Noncompete agreements	2-3	741	741
		45,426	45,426
Less: Accumulated amortization		(13,405)	(12,237)
Intangible assets, net		$32,021	$33,189

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $3.1 million for the remainder of 2015, $3.9 million in 2016, $3.9 million in 2017, $3.9 million in 2018, $3.9 million in 2019 and $13.3 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. The Credit Facility has up to $175.0 million of borrowing capacity. As of March 31, 2015, the Partnership had borrowings of $111.1 million under the Credit Facility at an interest rate of 2.93%. As of March 31, 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition.   Based on the restrictions under the total leverage ratio covenant, as of March 31, 2015, the Partnership had $24.4 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows the Partnership to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. The Partnership’s obligations under the Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets (other than the LNG Interest). The Partnership and each of the Partnership’s existing restricted subsidiaries (other than the borrower) guarantee, and each of the Partnership’s future restricted subsidiaries will also guarantee, the Credit Facility. The Credit Facility matures in November 2018.

Loans under the Credit Facility bear interest at a floating rate, based upon the Partnership’s total leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s total leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

The Credit Facility requires the Partnership to maintain a total leverage ratio of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a material permitted acquisition or issuance of over $200.0 million of senior notes, and a minimum interest coverage ratio of not less than 2.50 to 1.00. If the Partnership issues over $200.0 million of senior notes, the Partnership will be subject to an additional financial covenant pursuant to which the Partnership’s secured leverage ratio must not be more than 3.50 to 1.00. The Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Credit Facility, the Partnership and the Partnership’s subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the Credit Facility are unconditionally guaranteed by the Partnership and each of the Partnership’s existing restricted subsidiaries (other than the borrower) and each of the Partnership’s future restricted subsidiaries.

In January 2014, Arc Terminals Holdings, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon (the “Portland Terminal”).

Debt Financing

In February 2015, our operating subsidiary, Arc Terminals Holdings, entered into the Debt Commitment Letter with SunTrust Bank and SunTrust Robinson Humphrey, Inc. (together with SunTrust Bank, “SunTrust”) (i) that sets forth the terms and conditions of an incremental senior secured credit facility (the “Incremental Facility”) consisting of an increase of the aggregate commitments under the Credit Facility from $175 million to $275 million and (ii) pursuant to which SunTrust agreed to provide 100% of a backstop senior secured credit facility of up to $275 million in order to refinance the Credit Facility in the event that the lenders under the Credit Facility fail to fund any portion of the Incremental Facility required to be funded in connection with the consummation of the JBBR Acquisition.

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015
December 31, 2014	$0.4100	$5,309	February 17, 2015	February 9, 2015
September 30, 2014	$0.4100	$5,309	November 17, 2014	November 10, 2014
June 30, 2014	$0.4000	$5,180	August 18, 2014	August 11, 2014
March 31, 2014	$0.3875	$5,018	May 16, 2014	May 9, 2014

Cash Distribution Policy

The partnership agreement provides that the General Partner will make a determination no less frequently than each quarter as to whether to make a distribution, but the partnership agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the board of directors of the General Partner (the “Board”) has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

The Board may change the foregoing distribution policy at any time and from time to time, and even if the cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined solely by the General Partner. As a result, there is no guarantee that the Partnership will pay the minimum quarterly distribution, or any distribution, on the units in any quarter. However, the partnership agreement contains provisions intended to motivate the General Partner to make steady, increasing and sustainable distributions over time.

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

Note 9—Equity Plans

2013 Long-Term Incentive Plan

The Board approved and adopted the Arc Logistics Long-Term Incentive Plan (the “2013 Plan”) in November 2013.  In July 2014, the Board formed a Compensation Committee (the “Compensation Committee”) to administer the 2013 Plan.  Effective as of March 2015, the Board dissolved the Compensation Committee and, on and after such date, the Board serves as the administrative committee (the “Committee”) under the 2013 Plan.  Employees (including officers), consultants and directors of the General Partner, the Partnership and its affiliates (the “Partnership Entities”) are eligible to receive awards under the 2013 Plan.  The 2013 Plan authorizes up to an aggregate of 2.0 million common units to be available for awards under the 2013 Plan, subject to adjustment as provided in the 2013 Plan.  Awards available for grant under the 2013 Plan include, but are not limited to, restricted units, phantom units, unit options, and unit appreciation rights, but only phantom units have been granted under the 2013 Plan to date. Distribution equivalent rights (“DER”) are also available for grant under the 2013 Plan, either alone or in tandem with other specific awards, which entitle the recipient to receive an amount equal to distributions paid on an outstanding common unit.  Upon the occurrence of a “change of control” or an award recipient’s termination of service due to death or “disability” (each quoted term, as defined in the 2013 Plan), any outstanding unvested award will vest in full.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three months ended March 31, 2015, the Partnership recorded approximately $0.2 million of unit-based compensation expense with respect to the Director Grants. As of March 31, 2015, the unrecognized unit-based compensation expense for the Director Grants is approximately $2.0 million, which will be recognized ratably over the remaining term of the awards.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three months ended March 31, 2015, the Partnership recorded approximately $1.3 million of unit-based compensation expense with respect to the Employee Equity Grants. As of March 31, 2015, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $17.3 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three months ended March 31, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense with respect to the Employee Liability Grants.  As of March 31, 2015, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three months ended March 31, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense with respect to the 2015 Equity Grants.  As of March 31, 2015, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.9 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2015, the Partnership paid approximately $0.4 million in DERs to phantom unit holders, $0.2 million of which was reflected as a reduction of partners’ capital and the other $0.2 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The compensation expense related to the 2013 Plan for the three months ended March 31, 2015 was $1.5 million, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2015
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	3/31/2015
Balance at December 31, 2014	928,500	$25.46	7,500	$25.46	$19.28
Granted	45,668	$19.13	-	$-	$-
Vested	-	$-	-	$-	$-
Forfeited	(6,000)	$25.46	-	$-	$-
Balance at March 31, 2015	968,168	$25.16	7,500	$25.46	$19.28

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three months ended March 31, 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three months ended March 31, 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2015	2014
Net Income	$304	$1,861
Less:
Distribution equivalent rights for unissued units	230	-
Net income available to limited partners	$74	$1,861

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$39	$987
Net income allocated to subordinated unitholders	$35	$874
Net income allocated to limited partners:	$74	$1,861

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	6,868	6,868
Subordinated units - (basic and diluted)	6,081	6,081

Earnings per limited partner unit:
Common - (basic and diluted)	$0.01	$0.14
Subordinated - (basic and diluted)	$0.01	$0.14

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

For the three months ended March 31, 2015  and 2014, the General Partner incurred expenses of $1.1 million and $0.9 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2015 and December 31, 2014, the Partnership had a payable of approximately $2.7 million and $0.4 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

Registration Rights Agreement

In connection with the IPO, the Partnership entered into a registration rights agreement with the Sponsor.  Pursuant to the registration rights agreement, the Partnership is required to file, upon request of the Sponsor, a registration statement to register the common units issued to the Sponsor and the common units issuable upon the conversion of the subordinated units held by the Sponsor.  In addition, the registration rights agreement gives the Sponsor piggyback registration rights under certain circumstances.  The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses.  These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

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

 In February 2010, the Partnership acquired a 50% undivided interest in the Baltimore, MD terminal. In connection with the acquisition, the Partnership acquired an existing agreement with Center Oil whereby the Partnership provides ethanol storage and throughput services to Center Oil. The Partnership charges Center Oil a fixed fee for storage and a fee based upon ethanol throughput at the Baltimore, MD terminal. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision and has been extended to May 2016.

In May 2011, the Partnership entered into an agreement to provide refined products storage and throughput services to Center Oil at the Baltimore, MD terminal. The Partnership charges Center Oil a fixed fee for storage and a fee for ethanol blending and any additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was not renewed and will expire in May 2015.

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charges Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped or committed to be shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement. The agreement has a one-year term and comes up for renewal in May 2015.   This agreement was renewed under the one-year evergreen provision and has been extended to May 2016.

Storage and Throughput Agreements with GCAC

In February 2013, the Partnership entered into a storage and throughput agreement with GCAC (the “GCAC Agreement 1”) whereby the Partnership provides storage and throughput services for various petroleum products to GCAC in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, the Partnership entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby the Partnership built an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

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

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Center Oil	$1,728	$1,885
GCAC	450	453
Total	$2,178	$2,338

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	March 31,	December 31,
	2015	2014
Center Oil	$636	$594
GCAC	310	306
Total	$946	$900

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

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement were $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal, estimated at $10 million.  Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month.  As of March 31, 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled approximately $7.5 million and, as a result, the base rent has increased by approximately $72,000 per month.    The base rent will be increased at the end of year five by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended March 31, 2015 and 2014, the expense associated with the Lease Agreement was $1.6 million and $1.6 million, respectively.  During the three months ended March 31, 2015 and 2014, there was no variable rent associated with the Lease Agreement.

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

Pending JBBR Acquisition

JBBR Purchase Agreement

In February 2015, Arc AcquisitionCo, the Partnership’s indirect, wholly owned subsidiary that upon the closing of the JBBR Acquisition will be owned jointly by the Partnership and an affiliate of GE EFS, entered into the JBBR Purchase Agreement pursuant to which Arc AcquisitionCo agreed, subject to the terms and conditions thereof, to acquire from CenterPoint, for a base cash purchase price of $216 million (the “JBBR Purchase Price”), all of the membership interests in JBBR, which among other things owns the Joliet Terminal. Arc AcquisitionCo is also required to pay to CenterPoint earn-out payments for each barrel of petroleum product that is either delivered to or received from the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Arc AcquisitionCo’s earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27 million.  In connection with the JBBR Acquisition, the Partnership entered into a joint venture arrangement with GE EFS. Upon the closing of the JBBR Acquisition, an affiliate of GE EFS will own 40% of Arc AcquisitionCo, with the remaining 60% owned by the Partnership. The Partnership will manage the ongoing operations of Arc AcquisitionCo and its subsidiaries, including JBBR.

Arc AcquisitionCo is also required to pay to CenterPoint earn-out payments for each barrel of petroleum product that is either delivered to or received from the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Arc AcquisitionCo’s earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27 million.

Equity Commitment Letter and Interim Investors Agreement

In February 2015, Aircraft Services Corporation (the “GE Equity Provider”), an affiliate of GE EFS, entered into an equity commitment letter with Arc AcquisitionCo under which GE Equity Provider agreed to contribute to Arc AcquisitionCo forty percent (40%) of the JBBR Purchase Price to enable Arc AcquisitionCo to consummate the JBBR Acquisition. GE Equity Provider’s obligations to make such funding available to Arc AcquisitionCo at the JBBR Closing are subject to customary funding conditions, including the satisfaction (or waiver by Arc AcquisitionCo) of all conditions to Arc AcquisitionCo’s obligation to consummate the JBBR Acquisition pursuant to the JBBR Purchase Agreement, as more fully set forth in the equity commitment letter provided by GE Equity Provider.

In February 2015, the Partnership and EFS-S LLC (an affiliate of GE EFS and, as such, “GE JV Partner”) entered into an interim investors agreement (the “Interim Investors Agreement”), which governs the actions of Arc AcquisitionCo and the relationship between the Partnership and GE JV Partner as it relates to Arc AcquisitionCo until the earlier of the JBBR Closing and the termination of the JBBR Purchase Agreement. The Partnership and GE JV Partner have agreed to enter into an amended and restated limited liability company agreement of Arc AcquisitionCo concurrently with the JBBR Closing on terms consistent with terms set forth in the Interim Investors Agreement.

GE EFS owns, indirectly, interests in Lightfoot. Lightfoot has a significant interest in the Partnership through its ownership of a 40.3% limited partner interest in the Partnership (prior to giving effect to the issuance by the Partnership of common units in the PIPE Transaction described below), 100% of the limited liability company interests in the General Partner, and all of the Partnership’s incentive distribution rights. Daniel Castagnola, Managing Director of GE EFS, which is an affiliate of General Electric Capital Corporation, serves on the Board.

Financing of the Partnership Equity Commitment

PIPE Transaction

In February 2015, the Partnership entered into a Unit Purchase Agreement (the “PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Purchasers”) to sell 4,411,765 common units at a price of $17.00 per unit in a private placement. The common unit purchase price payable by the PIPE Purchasers will be reduced by the Partnership’s first quarter 2015 distribution in respect of its common units if the closing of the PIPE Transaction occurs after the record date for such distribution. Assuming the closing occurs after the record date of the Partnership’s first quarter 2015 distribution, the Partnership will sell 4,520,795 common units at a price of $16.59 to the PIPE Purchasers.  The Partnership will use the proceeds from the private placement (totaling $75 million before placement agent commissions and expenses) to fund a portion of the Partnership’s obligations under an equity commitment letter delivered by the Partnership to Arc AcquisitionCo with respect to the Partnership’s 60% (approximately $130 million) of the JBBR Purchase Price. If the PIPE Purchase Agreement is terminated pursuant to its terms, including on account of the termination of the JBBR Purchase Agreement or if the closing under the PIPE Purchase Agreement fails to occur by May 18, 2015, the Partnership is required to pay to each PIPE Purchaser a commitment fee of 1% of such PIPE Purchaser’s commitment amount. During the period commencing on the date of execution of the PIPE Purchase Agreement and ending 90 days following the date of the closing of the PIPE Transaction, the Partnership is restricted from issuing, without the consent of the PIPE Purchasers holding a majority of the purchased common units (or, prior to closing, the PIPE Purchasers entitled to acquire at closing a majority of such common units), equity securities of the Partnership except for, in general, common units of the Partnership issued at or above a stated issuance price in (or to fund) an acquisition that is determined by the Board to result in an increase in the Partnership’s distributable cash flow over the first full four quarters following such acquisition. The issuance of the common units pursuant to the PIPE Purchase Agreement is being made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

MTP Energy Master Fund Ltd. (“Magnetar PIPE Investor”), one of the PIPE Purchasers, has committed $9.5 million to the purchase of common units in the PIPE Transaction. Magnetar Financial LLC controls the investment manager of the Magnetar PIPE Investor, and an affiliate of Magnetar Financial LLC also owns interests in the Sponsor, which is the sole owner of the General Partner. Eric Scheyer, the Head of the Energy Group of Magnetar Financial LLC, also serves on the Board.

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended		% of Receivables
	March 31,		March 31,	December 31,
	2015	2014	2015	2014
Customer A	25%	10%	23%	26%
Customer B	13%	14%	12%	13%
Total	38%	24%	35%	39%

Note 13—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of March 31, 2015 and December 31, 2014.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of March 31, 2015 are presented below (in thousands):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$111,063	$-	$-	$-	$-	$111,063	$-
Operating lease obligations	28,394	4,787	6,416	6,284	6,288	4,619	-
Total	$139,457	$4,787	$6,416	$6,284	$6,288	$115,682	$-

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement.

During 2014, the members of Gulf LNG Holdings approved spending up to approximately $14.6 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility.  Through March 31, 2015, capital calls totaling $14.6 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro-rata share was approximately $1.5 million.  As of March 31, 2015, there are no additional remaining capital commitments.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of March 31, 2015, no additional amounts had been paid or are owed to GCAC.

Note 14—Subsequent Events

Amendment to Credit Facility

In April 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the second amendment to the Credit Facility (the “Second Amendment”) in contemplation, of the pending JBBR Acquisition.  The Second Amendment principally modifies certain provisions of the Credit Facility (i) to provide availability to finance a portion of the Partnership’s purchase price obligations for the JBBR Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $175 million to $275 million, subject to the satisfaction of certain conditions and the consummation of the JBBR Acquisition.

Long-Term Incentive Plan

In April 2015, the Partnership granted 32,500 additional phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities.  Each grant has performance based vesting on terms similar to the Employee Equity Grants issued in July 2014, will be settled in common units and includes a DER.

Cash Distribution

In May 2015, the Partnership declared a quarterly cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis) totaling approximately $5.3 million for all common and subordinated units outstanding. The distribution is for the period from January 1, 2015 through March 31, 2015. The distribution is payable on May 15, 2015 to unitholders of record on May 11, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

●	adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments;
●	changes in the marketplace for our services, such as increased competition, better energy efficiency, or general reductions in demand;
●	changes in the long-term supply and demand of crude oil and petroleum products in the markets in which we operate;
●	actions taken by our customers, competitors and third party operators;
●	nonpayment or nonperformance by our customers;
●	changes in the availability and cost of capital;
●	unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets;
●

operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control;

●	inability to consummate acquisitions, pending or otherwise, on acceptable terms and successfully integrate such businesses into our operations;
●	the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and
●	the effects of future litigation.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements (“interim statements”), including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Cautionary Statement Regarding Forward-Looking Statements.”

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “GCAC” refer to Gulf Coast Asphalt Company, L.L.C., which contributed its preferred units in Arc Terminals LP, predecessor to Arc Logistics (“Arc Terminals”), to the Partnership upon the consummation of the Partnership’s initial public offering in November 2013 (“IPO”). References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

Recent Developments

Pending JBBR Acquisition

Through a joint venture arrangement with GE Energy Financial Services (“GE EFS”), we agreed to acquire, subject to the terms and conditions of a definitive acquisition agreement, all of the membership interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216 million (“JBBR Acquisition”). JBBR's principal assets consist of a crude oil unloading terminal and a 4-mile crude oil pipeline (“Joliet Terminal”), which are in the final stages of construction in Joliet, IL. The closing is subject to customary closing conditions as well as the commencement of the payment obligations of the Joliet Terminal’s major customer pursuant to its terminal services agreement with JBBR (which will occur at the time the Joliet Terminal becomes commercially operable). The JBBR Acquisition is expected to close on or before May 18, 2015. The acquisition consideration also includes an earn-out payable by the JBBR joint venture company (referred to below) to CenterPoint based upon petroleum product throughput volumes at the Joliet Terminal (including minimum volumes paid under customer contracts irrespective of physical deliveries of product thereunder). JBBR joint venture company’s earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27 million.

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

We will finance our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility (as defined herein). Institutional investors have committed to acquire, concurrently with the closing of the acquisition, approximately 4.4 million of our common units in a private placement at a price of $17.00 per unit, resulting in gross proceeds (before fees and expenses) to us of $75 million.  The common unit purchase price payable by the institutional investors will be reduced by the Partnership’s first quarter 2015 distribution in respect of its common units if the closing occurs after the record date for such distribution.  Assuming the closing occurs after the record date of the Partnership’s first quarter 2015 distribution, the Partnership will sell 4,520,795 common units at a price of $16.59 to the purchasers in the private placement.

Once completed, the Joliet Terminal will have the capability to unload approximately 85,000 barrels of crude oil per day and will have approximately 300,000 barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline. The facility will have rail and marine access, as well as more than 80 acres of land available for future expansion. At closing, the Joliet Terminal will be supported by a terminal services agreement and a throughput and deficiency agreement with a major oil company, each with a term of three years based on minimum throughput volume commitments.

The JBBR Acquisition continues our existing business strategy to expand our market position and support the expansion plans of new and existing customers, while generating stable cash flows for our unit holders from quality assets supported by long-term contracts.

In connection with the JBBR Acquisition, Arc Terminals Holdings LLC (“Arc Terminals Holdings”), together with the Partnership and certain of its subsidiaries, as guarantors, entered into the Second Amendment (as defined herein).  The Second Amendment principally modifies certain provisions of the Credit Facility (i) to provide availability to finance a portion of the Partnership’s purchase price obligations in connection with the JBBR Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $175 million to $275 million, subject to the satisfaction of certain conditions and the consummation of the JBBR Acquisition.

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

Supply and Demand for Crude Oil and Petroleum Products

Our results of operations are dependent upon the volumes of crude oil and petroleum products we have contracted to store, throughput and transload. An important factor in such contracting is the amount of production and demand for crude oil and petroleum products. The production of and demand for crude oil and petroleum products are driven by many factors, including delivery costs, the price for crude oil and petroleum products, local and regional price dislocations, refining and manufacturing processes, weather/seasonal changes and general economic conditions. A significant increase or decrease in the demand for crude oil and petroleum products, which can be the result of fluctuations in production, market prices or a combination of both, in the areas served by our facilities will have a corresponding effect on (1) the volumes we actually store, throughput and transload and (2) the volumes we contract to store, throughput and transload if we are not able to extend or replace our existing customer contracts.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of March 31, 2015, we had an aggregate of over 120 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

●

In January 2014, we entered into a triple net operating lease agreement for the use of a petroleum products terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”).  The historical condensed consolidated financial statements do not reflect the full impact of these revenues and expenses in the first quarter of 2014.

●

In July 2014, phantom unit awards were granted under our Long-Term Incentive Plan (the “2013 Plan”) and the historical condensed consolidated financial statements do not reflect the impact of this expense in the first quarter of 2014.

●	In March 2015, phantom unit awards were granted under our 2013 Plan and the historical financial statements do not reflect the impact of this expense in the first quarter of 2014.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of March 31, 2015, the remaining term of each terminal use agreement is approximately 17 years.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net Income	$304	$1,861
Income taxes	52	50
Interest expense	951	910
Depreciation	1,844	1,698
Amortization	1,246	1,339
One-time transaction expenses (a)	1,285	444
Non-cash unit-based compensation	1,543	-
Non-cash deferred rent expense (b)	190	1,090
Adjusted EBITDA	$7,415	$7,392
Cash interest expense	(906)	(856)
Cash income taxes	(52)	(50)
Maintenance capital expenditures	(288)	(436)
Equity earnings from the LNG Interest	(2,489)	(2,437)
Cash distributions received from the LNG Interest	1,775	1,751
Distributable Cash Flow	$5,455	$5,364

(a)	The one-time transaction expenses relate to due diligence and transaction expenses incurred in connection with acquisition related activity as described in the Partnership’s Credit Facility.

(b)	The non-cash deferred expense relates to the accounting treatment for the Portland Terminal lease transaction.

Results of Operations

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2015 and 2014 (in thousands, except operating data):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Third-party customers	$11,379	$10,875
Related parties	2,178	2,338
	13,557	13,213
Expenses:
Operating expenses	6,280	7,132
Selling, general and administrative	4,298	1,776
Selling, general and administrative - affiliate	1,076	884
Depreciation	1,844	1,698
Amortization	1,246	1,339
Total expenses	14,744	12,829
Operating (loss) income	(1,187)	384
Other income (expense):
Equity earnings from unconsolidated affiliate	2,489	2,437
Other income	5	-
Interest expense	(951)	(910)
Total other income, net	1,543	1,527
Income before income taxes	356	1,911
Income taxes	52	50
Net income attributable to partners' capital	$304	$1,861
Other Financial Data:
Adjusted EBITDA	$7,415	$7,392
Distributable Cash Flow	$5,455	$5,364
Operating Data:
Storage capacity (bbls)	6,425,100	6,425,100
Throughput (bpd)	68,295	70,404

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Storage Capacity. Storage capacity for the three months ended March 31, 2015, did not change when compared to the three months ended March 31, 2014.

Throughput Activity. Throughput activity for the three months ended March 31, 2015 decreased by 2.1 mbpd, or 3%, compared to the three months ended March 31, 2014.  The decrease was due to reduced customer activity and the expiration of customer agreements in Baltimore, MD, Mobile, AL, Norfolk, VA and Saraland, AL offset by the execution of new customer agreements and increased customer activity in Brooklyn, NY, Cleveland, OH and Selma, NC and due to the addition of the Portland Terminal.

Revenues. The following table details the types and amounts of revenues generated during the three months ended March 31, 2015 and 2014 (in thousands, except percentages).

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$12,075	$11,297	$778	7%
Ancillary services fees	1,482	1,916	(434)	-23%
Total revenues	$13,557	$13,213	$344	3%

Revenues for the three months ended March 31, 2015 increased by $0.3 million, or 3%, compared to the three months ended March 31, 2014.  The $0.8 million, or 7%, increase in storage and throughput services fees was the result of the execution of new customer agreements in Blakeley, AL and Toledo, OH and amendments to existing agreements in Brooklyn, NY and Portland, OR offset by reduced customer activity and the expiration of customer agreements in Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL.  The $0.4 million, or 23%, decrease in ancillary services fees was driven by a reduction in customer activity in our Gulf Coast terminals compared to the first quarter of 2014.

Operating Expenses. Operating expenses for the three months ended March 31, 2015 decreased by $0.8 million, or 12%, compared to the three months ended March 31, 2014. The $0.8 million decrease in operating expenses was the result of lower utility and contractor expenses because of reduced transloading activity at the Gulf Coast terminals.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended March 31, 2014 increased by $2.7 million, or 102%, compared to the three months ended March 31, 2014.  The increase in SG&A expense was the result of unit-based compensation expense of $1.7 million related to the 2013 Plan grants in July 2014, an increase in due diligence expense of approximately $0.7 million, which was related to the JBBR Acquisition, and an increase in expenses paid to the General Partner of $0.2 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended March 31, 2015 increased by $0.2 million, or 9%, compared to the three months ended March 31, 2014, primarily due to the impact of the 2014 capital expenditures program which included expansion capital expenditures to upgrade our Blakeley, AL, Chickasaw, AL and Cleveland, OH terminals for customer expansion activities and incremental maintenance capital expenditures at our Mobile AL and Brooklyn, NY facilities.  Amortization expense for the three months ended March 31, 2015 decreased by $0.1 million, or 7%, compared to the three months ended March 31, 2015, due to full amortization of certain intangibles in 2014.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended March 31, 2015 increased by $0.1 million, or 2%, compared to the three months ended March 31, 2014.

Interest Expense. Interest expense for the three months ended March 31, 2015 increased by less than $0.1 million, or 3%, compared to the three months ended March 31, 2014. The increase in interest expense is a result of higher outstanding indebtedness at March 31, 2015 of $111.1 million compared to $105.6 million at March 31, 2014.

Net Income. Net income for the three months ended March 31, 2015 decreased by $1.6 million, or 84%, compared to the three months ended March 31, 2014, primarily related to an increase in one-time transaction related expenses of $0.7 million and an increase of $1.7 million of unit-based compensation expense associated with the 2013 Plan offset by a decrease in operating expenses of $0.8 million as a result of lower utility and contractor expenses due to reduced transloading activity at the Gulf Coast terminals.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2015 increased by less than $0.1 million, or less than 1%, compared to the three months ended March 31, 2014.

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

In May 2015, we declared a quarterly distribution of $0.41 per common unit and subordinated unit per quarter, which equates to $5.3 million per quarter, or $21.2 million per year, based on the number of common and subordinated units outstanding as of March 31, 2015.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower.  The Credit Facility matures in November 2018 and has up to $175.0 million of borrowing capacity.  As of March 31, 2015, we had borrowings of $111.1 million under the Credit Facility at an interest rate of 2.93%.  As of March 31, 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. Based on the restrictions under our total leverage ratio covenant, as of March 31, 2015, we had $24.4 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $10.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest. We and each of our existing restricted subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility.

Loans under the Credit Facility bear interest at a floating rate, based upon our total leverage ratio, equal to, at our option, either (a) a base rate plus a range from 100 to 200 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 300 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR rate plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon our total leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

The Credit Facility requires us to maintain a total leverage ratio of not more than 4.50 to 1.00, which may increase to up to 5.00 to 1.00 during specified periods following a material permitted acquisition or issuance of over $200.0 million of senior notes, and a minimum interest coverage ratio of not less than 2.50 to 1.00. If we issue over $200.0 million of senior notes, we will be subject to an additional financial covenant pursuant to which our secured leverage ratio must not be more than 3.50 to 1.00. The Credit Facility places certain restrictions on the issuance of senior notes.

If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Credit Facility, we and our subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the Credit Facility are unconditionally guaranteed by us and each of our existing subsidiaries (other than the borrower) and each of our future restricted subsidiaries.

First Amendment to Credit Agreement

In January 2014, in connection with the Lease Agreement, Arc Terminals Holdings, a wholly owned subsidiary of us, as borrower, and Arc Logistics and its other subsidiaries, as guarantors, entered into the first amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland Terminal.

Second Amendment to Credit Agreement

In April 2015, Arc Terminals Holdings, together with Arc Logistics and certain of its other subsidiaries, as guarantors, entered into the second amendment to the Credit Facility (the “Second Amendment”) in contemplation of the pending JBBR Acquisition.  The Second Amendment principally modifies certain provisions of the Credit Facility (i) to provide availability to finance a portion of the Partnership’s purchase price obligations for the JBBR Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $175 million to $275 million, subject to the satisfaction of certain conditions and the consummation of the JBBR Acquisition.

Pending JBBR Acquisition Financing

Debt Financing

In February 2015, our operating subsidiary, Arc Terminals Holdings, entered into the Debt Commitment Letter with SunTrust Bank and SunTrust Robinson Humphrey, Inc. (together with SunTrust Bank, “SunTrust”) (i) that sets forth the terms and conditions of an incremental senior secured credit facility (the “Incremental Facility”) consisting of an increase of the aggregate commitments under the Credit Facility from $175 million to $275 million and (ii) pursuant to which SunTrust agreed to provide 100% of a backstop senior secured credit facility of up to $275 million in order to refinance the Credit Facility in the event that the lenders under the Credit

Facility fail to fund any portion of the Incremental Facility required to be funded in connection with the consummation of the JBBR Acquisition.

PIPE Transaction

In February 2015, we entered into a Unit Purchase Agreement (the “PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Purchasers”) to sell 4,411,765 common units at a price of $17.00 per unit (the “Common Unit Purchase Price”) in a private placement (the “PIPE Transaction”). The Common Unit Purchase Price will be reduced by our first quarter 2015 distribution in respect of our common units if the closing of the PIPE Transaction occurs after the record date for such distribution. Assuming the closing occurs after the record date of the Partnership’s first quarter 2015 distribution, the Partnership will sell 4,520,795 common units at a price of $16.59 to the purchasers under the PIPE Purchase Agreement. We will use the proceeds from the private placement (totaling $75 million before placement agent commissions and expenses) to fund a portion of our obligations under the equity commitment letter provided by the Partnership to Arc AcquisitionCo in connection with the JBBR Acquisition. If the PIPE Purchase Agreement is terminated pursuant to its terms, including on account of the termination of the JBBR Purchase Agreement, or if the closing under the PIPE Purchase Agreement fails to occur by May 18, 2015, we will pay to each PIPE Purchaser a commitment fee of 1% of such PIPE Purchaser’s commitment amount. During the period commencing on the date of execution of the PIPE Purchase Agreement and ending 90 days following the date of the closing of the PIPE Transaction, we are restricted from issuing, without the consent of the PIPE Purchasers holding a majority of the purchased common units (or, prior to closing, the PIPE Purchasers entitled to acquire at closing a majority of such common units), any of our equity securities except for, in general, our common units issued at or above a stated issuance price in (or to fund) an acquisition that is determined by the board of directors of the General Partner to result in an increase in our distributable cash flow over the first full four quarters following such acquisition. The issuance of the common units pursuant to the PIPE Purchase Agreement is being made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

GE Equity Commitment Letter

In February 2015 and in connection with the JBBR Acquisition, GE Equity Provider agreed to contribute to Arc AcquisitionCo, contemporaneously with the JBBR Closing, forty percent (40%) of the JBBR Purchase Price to enable Arc AcquisitionCo to consummate the JBBR Acquisition.  GE Equity Provider’s obligations to make such funding available to Arc AcquisitionCo are subject to the terms and conditions of an equity commitment letter entered into by GE Equity Provider in favor of Arc AcquistionCo.  The equity commitment letter contains customary funding conditions, including the satisfaction (or waiver) by Arc AcquisitionCo of all conditions to Arc AcquisitionCo’s obligation to consummate the JBBR Acquisition pursuant to the JBBR Purchase Agreement.

Cash Flows

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$5,403	$4,495	$908	20%
Investing activities	(1,644)	(1,965)	321	16%
Financing activities	(5,913)	(2,868)	(3,045)	106%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2015 compared to $4.5 million for the three months ended March 31, 2014. This $0.9 million increase across periods was primarily attributable to a $0.9 million increase of cash provided by working capital.  Cash provided by changes in working capital of $0.9 million across the comparable periods was primarily due to the changes of cash provided by amounts due to our General Partner, accounts payable, and accrued expenses of $2.2 million, $0.2 million and $0.1 million, respectively, partially offset by cash used in changes to other liabilities, accounts receivables and other current assets of $0.9 million, $0.6 million and $0.1 million, respectively.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2015, of which $0.3 million related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $1.3 million was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $2.0 million for the three months ended March 31, 2014 primarily attributable to construction and improvements of our Blakeley, AL, Chickasaw, AL and Mobile, AL facilities.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $5.9 million for the three months ended March 31, 2015, compared to net cash flows used in financing activities of $2.9 million for the three months ended March 31, 2014. This $3.1 million increase was primarily attributable to an increase in distributions to our investors of $2.6 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$111,063	$-	$-	$111,063	$-
Operating lease obligations	28,394	6,391	12,668	9,335	-
Total	$139,457	$6,391	$12,668	$120,398	$-

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

We incurred maintenance and expansion capital expenditures for the three months ended March 31, 2015 and 2014 as set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Maintenance capital expenditures	$288	$436
Expansion capital expenditures	1,255	1,608
Total capital expenditures	$1,543	$2,044

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The decrease during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to unanticipated maintenance projects in Norfolk, VA and Toledo, OH as well as upgrades to certain IT equipment in 2014.

Expansion Capital Expenditures

During the three months ended March 31, 2015, we invested capital to upgrade the Blakeley, AL and Toledo, OH terminals in connection with two new 5-year customer agreements.

During the three months ended March 31, 2014, we invested capital to: (i) connect the fuel oil tank system and asphalt tank system in Mobile, AL for customer expansion opportunities; (ii) install a permanent boiler system in Chickasaw, AL terminal; and (iii) complete customer related projects and other carryover projects from 2013.

Our capital funding requirements were funded from borrowings under the Credit Facility and cash from operations. We anticipate that maintenance capital expenditures will be funded primarily with cash from operations or with borrowings under our Credit Facility. We generally intend to fund the capital required for expansion capital expenditures through borrowings under our Credit Facility and the issuance of equity and debt securities, but in certain instances we may fund expansion capital with cash from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

As of March 31, 2015, there have been no significant changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2015, we had $111.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three months ended March 31, 2015 was approximately 3.0%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.3 million increase in interest expense for the three months ended March 31, 2015, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”). There has been no material change in our risk factors from those described in the 2014 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: May 7, 2015	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Membership Interest Purchase Agreement by and between CenterPointProperties Trust, as Seller, and Arc Terminals Joliet Holdings LLC, as Buyer, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

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

10.1

Letter Agreement by and between Arc Terminals Joliet Holdings LLC and Arc Logistics Partners LP dated February 19, 2015 (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.2

Letter Agreement by and between Arc Terminals Joliet Holdings LLC and Aircraft Services Corporation dated February 19, 2015 (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.3

Interim Investors Agreement by and among Arc Terminals Joliet Holdings LLC, Arc Logistics Partners LP and EFS-S LLC dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.4

Unit Purchase Agreement, dated as of February 19, 2015, by and among Arc Logistics Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.5

Debt Commitment Letter by and among SunTrust Bank and SunTrust Robinson Humphrey, Inc. and Arc Terminals Holdings LLC dated February 19, 2015 (incorporated herein by reference to Exhibit 10.5 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.6*	Form of Phantom Unit Award Agreement (Employees – 2015) under the Arc Logistics Long Term Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith