Form 10-Q
period 2015-06-30
Arc Logistics Partners LP
filed 2015-08-06
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 13,167,744 common units and 6,081,081 subordinated units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$9,960	$6,599
Trade accounts receivable	6,760	3,746
Due from related parties	1,250	900
Inventories	298	285
Other current assets	1,253	1,226
Total current assets	19,521	12,756
Property, plant and equipment, net	351,788	195,886
Investment in unconsolidated affiliate	73,997	72,858
Intangible assets, net	83,968	33,189
Goodwill	39,871	15,162
Other assets	4,241	1,737
Total assets	$573,386	$331,588
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$2,971	$2,136
Accrued expenses	2,678	2,133
Due to general partner	1,658	409
Other liabilities	1,417	34
Total current liabilities	8,724	4,712
Credit facility	176,063	111,063
Other non-current liabilities	21,211	2,747
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (11,388,745 and 6,867,950 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	189,597	119,130
Subordinated units – (6,081,081 units issued and outstanding at June 30, 2015 and December 31, 2014)	89,469	93,588
Non-controlling interests	87,605	-
Accumulated other comprehensive (loss) income	717	348
Total partners’ capital	367,388	213,066
Total liabilities and partners’ capital	$573,386	$331,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Third-party customers	$16,996	$12,673	$28,375	$23,548
Related parties	2,114	2,054	4,292	4,392
	19,110	14,727	32,667	27,940
Expenses:
Operating expenses	7,012	7,342	13,292	14,473
Selling, general and administrative	4,399	2,030	8,697	3,807
Selling, general and administrative – affiliate	1,086	1,056	2,162	1,940
Depreciation	2,619	1,761	4,462	3,459
Amortization	2,131	1,353	3,376	2,692
Total expenses	17,247	13,542	31,989	26,371
Operating (loss) income	1,863	1,185	678	1,569
Other income (expense):
Equity earnings from unconsolidated affiliate	2,503	2,487	4,992	4,924
Other income	2	3	7	3
Interest expense	(1,518)	(930)	(2,469)	(1,841)
Total other income, net	987	1,560	2,530	3,086
Income before income taxes	2,850	2,745	3,208	4,655
Income taxes	17	3	69	52
Net income	2,833	2,742	3,139	4,603
Net income attributable to non-controlling interests	(645)	-	(645)	-
Net income attributable to partners' capital	2,188	2,742	2,494	4,603
Other comprehensive loss	840	(353)	369	(440)
Comprehensive (loss) income attributable to partners’ capital	$3,028	$2,389	$2,863	$4,163

Earnings per limited partner unit:
Common units (basic and diluted)	$0.20	$0.21	$0.23	$0.36
Subordinated units (basic and diluted)	$0.02	$0.21	$0.02	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flow from operating activities:
Net income	$3,139	$4,603
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,462	3,459
Amortization	3,376	2,692
Equity earnings from unconsolidated affiliate, net of distributions	(615)	(330)
Amortization of deferred financing costs	375	246
Unit-based compensation	2,842	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,646)	391
Due from related parties	(718)	(103)
Inventories	(13)	48
Other current assets	(26)	(784)
Accounts payable	469	885
Accrued expenses	544	74
Due to general partner	1,250	339
Other liabilities	148	2,055
Net cash provided by operating activities	12,587	13,575
Cash flows from investing activities:
Capital expenditures	(3,007)	(5,711)
Investment in unconsolidated affiliate	(310)	(681)
Net cash paid for acquisitions	(216,000)	-
Net cash used in investing activities	(219,317)	(6,392)
Cash flows from financing activities:
Distributions	(10,618)	(7,691)
Deferred financing costs	(2,881)	(230)
Proceeds from equity offering, net	72,081	-
Equity contribution from non-controlling interests	86,960	-
Repayments to credit facility	-	(25,000)
Proceeds from credit facility	65,000	27,500
Distribution equivalent rights paid on unissued units	(451)	-
Net cash used in financing activities	210,091	(5,421)
Net increase (decrease) in cash and cash equivalents	3,361	1,762
Cash and cash equivalents, beginning of period	6,599	4,454
Cash and cash equivalents, end of period	$9,960	$6,216
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,226	$1,714
Cash paid for income taxes	69	52
Non-cash investing and financing activities:
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	366	(601)
Business acquisition purchase consideration - earn-out liability	19,700	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2014	$119,130	$93,588	$-	$348	$213,066
Net income	1,627	867	645	-	3,139
Other comprehensive income	-	-	-	369	369
Unit-based compensation	2,842	-	-	-	2,842
Contributions	-	-	86,960	-	86,960
Distribution equivalent rights paid on unissued units	(451)	-	-	-	(451)
Issuance of common units, net of offering costs	72,081	-	-	-	72,081
Distributions	(5,632)	(4,986)	-	-	(10,618)
Partners’ capital at June 30, 2015	$189,597	$89,469	$87,605	$717	$367,388

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

In May 2015, the Partnership sold 4,520,795 common units at a price of $16.59 per unit in a private placement as part of the acquisition of Joliet Bulk, Barge & Rail LLC (“JBBR”; and such acquisition, the “JBBR Acquisition”).  The Partnership, through Arc Terminals Joliet Holdings LLC (“Joliet Holdings”), a joint venture company owned 60% by the Partnership and 40% by EFS Midstream Holdings LLC (an affiliate of GE Energy Financial Services (“GE EFS”)), acquired all of the membership interests of JBBR from CenterPoint Properties Trust (“CenterPoint”).  Refer to “Note 3 – Acquisitions” for further discussion on the JBBR Acquisition.

As of June 30, 2015, our Sponsor owned 68,617 common units and 5,146,264 subordinated units representing a 29.9% limited partner interest in us.  Our Sponsor also owns and controls our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

Note 2—Summary of Significant Accounting Policies

The Partnership has provided a discussion of significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Partnership 10-K”). Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these interim statements.

Basis of Presentation

The accompanying interim statements of the Partnership have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2014, which are included in the 2014 Partnership 10-K, as filed with the SEC. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

No impairment charges were recorded during the six months ended June 30, 2015. Refer to “Note 5—Property, Plant and Equipment” for discussion on impairments recorded during the year ended December 31, 2014.

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

A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Beginning Balance	$15,162	$15,162
Goodwill acquired	24,709	-
Impairment	-	-
Ending Balance	$39,871	$15,162

Refer to “Note 3—Acquisitions – JBBR Acquisition” for discussion on the goodwill recorded in the second quarter of 2015 in connection with the JBBR Acquisition.

Deferred Rent

The Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet at June 30, 2015 and December 31, 2014.

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

In connection with the JBBR Acquisition, Joliet Holdings has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition, in connection with the purchase price allocation, at approximately $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation, incurred in connection with the JBBR Acquisition, will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgement is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions, can materially impact the amount of contingent consideration expense we record in any given period.  No revalue adjustments were necessary during the three and six months ended June 30, 2015.  As of June 30, 2015, the Joliet Holdings has incurred $0.2 million related to the earn-out obligation.

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

Net Income Per Unit

The Partnership uses the two-class method in the computation of earnings per unit since there is more than one participating class of securities. Earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the phantom units, if any, by the weighted average number of outstanding common and subordinated units, respectively, during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income per unit are made in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

Segment Reporting

The Partnership derives revenue from operating its terminal and transloading facilities.  These facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Noncontrolling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our noncontrolling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the noncontrolling interests.  Through June 30, 2015, no distributions have been made to noncontrolling interest holders of consolidated subsidiaries.

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

In April 2015, the FASB issued new guidance related to the accounting for fees paid in a cloud computing arrangement. The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016, with early adoption optional.

In April 2015, the FASB issued new guidance specifying that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the drop down transaction. In addition, the standard requires additional qualitative disclosures about how the rights to the earnings (losses) differ before and after the drop down transaction occurs for purposes of computing earnings per unit under the two-class method. The new accounting guidance is effective for the Partnership beginning in the first quarter of 2016, and should be applied retrospectively. The Partnership is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures, but does not anticipate that adoption will have a material impact on its financial position, results of operations or cash flows.

Note 3 – Acquisitions

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

JBBR Acquisition

In May 2015, the Partnership and an affiliate of GE EFS, through Joliet Holdings, purchased all of the membership interests in JBBR from CenterPoint for a base cash purchase price of $216 million (“JBBR Purchase Price”).  Joliet Holdings is also required to pay to CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (as defined below) (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  JBBR among other things owns a petroleum products terminal and 4-mile crude oil pipeline located in Joliet, Illinois (“Joliet Terminal”).  To finance the Partnership’s portion of the consideration payable by it in connection with the JBBR Acquisition, the Partnership sold 4,520,795 common units at a price of $16.59 per unit in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, the Partnership borrowed $61.0 million under its Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

Joliet Holdings is consolidated under the voting interest model in the Partnerships operating results.  The GE EFS ownership interest in Joliet Holdings is presented separately as a noncontrolling interest.

The JBBR Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  In accordance with ASC 805, the Partnership recorded approximately $19.7 million of additional consideration related to Joliet Holdings’s earn-out payments as contingent consideration.   The $19.7 million is recorded on the balance sheet of the Partnership as a liability and will be reduced by any future earn-out payments made to CenterPoint. This liability is subject to remeasurement each reporting period until the full amount of the earn-out has been satisfied.   The JBBR Purchase Price exceeded the approximately $211.0 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $24.7 million.  The Partnership believes the primary items that generated goodwill are the expected ability to grow the acquired business by leveraging its existing customer relationships and by attracting new customers based on the strategic location of the Joliet Terminal.  Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.3 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying consolidated statement of operations and comprehensive income.

The following table summarizes the consideration paid and the assets acquired at the JBBR Acquisition closing date (in thousands):

Consideration:
Cash paid to seller	$216,000
Earn-out liability recognized	19,700
Total consideration	$235,700
Allocation of purchase price:
Property and equipment	$156,991
Intangible assets	54,000
Goodwill	24,709
Net assets acquired	$235,700

Since the JBBR Acquisition closing date in May 2015 through June 30, 2015, the acquired JBBR assets have earned approximately $4.4 million in revenue and $1.6 million of operating income.

The unaudited pro forma results related to the JBBR Acquisition have been excluded as the Joliet Terminal was under construction prior to the consummation of the JBBR Acquisition and therefore there were no revenue-producing activities previously associated with the Joliet Terminal. The Joliet Terminal, post-acquisition, is now operating and has begun to generate revenue.  In addition, the historical financial information for the Joliet Terminal prior to the acquisition is not indicative of how the Joliet Terminal is being operated since the JBBR Acquisition and would be of no comparative value in understanding the future operations of the Joliet Terminal.

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of June 30, 2015 and December 31, 2014 are represented below (in thousands):

Balance at December 31, 2014	$72,858
Equity earnings	4,992
Contributions	310
Distributions	(4,377)
Amortization of premium	(155)
Other comprehensive income	369
Balance at June 30, 2015	$73,997

Gulf LNG Holdings Acquisition

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from June 30, 2015 is as follows (in thousands):

Total
2015	$154
2016	309
2017	309
2018	309
2019	309
Thereafter	6,753
$8,143

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	June 30,	December 31,
	2015	2014
Balance sheets
Current assets	$7,576	$12,537
Noncurrent assets	905,324	918,334
Total assets	$912,900	$930,871
Current liabilities	$78,291	$85,818
Long-term liabilities	701,726	724,755
Member’s equity	132,883	120,298
Total liabilities and member’s equity	$912,900	$930,871

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income statements
Revenues	$46,625	$46,560	$93,249	$93,121
Total operating costs and expenses	14,283	14,151	28,489	28,431
Operating income	32,342	32,409	64,760	64,690
Net income	$24,252	$24,147	$48,417	$47,803

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Land	$74,745	$49,615
Buildings and site improvements	68,033	36,298
Tanks and trim	101,958	91,463
Pipelines	20,364	-
Machinery and equipment	108,536	32,815
Office furniture and equipment	2,381	2,348
Construction in progress	3,061	6,175
	379,078	218,714
Less: Accumulated depreciation	(27,290)	(22,828)
Property, plant and equipment, net	$351,788	$195,886

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

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	June 30,	December 31,
	in Years	2015	2014
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	93,900	39,900
Noncompete agreements	2-3	741	741
		99,426	45,426
Less: Accumulated amortization		(15,458)	(12,237)
Intangible assets, net		$83,968	$33,189

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $5.2 million for the remainder of 2015, $10.1 million in 2016, $9.7 million in 2017, $8.5 million in 2018, $7.9 million in 2019 and $42.7 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC, a wholly owned subsidiary of the Partnership (“Arc Terminals Holdings”) is the borrower. After several amendments, the Credit Facility currently has up to $275.0 million of borrowing capacity. As of June 30, 2015, the Partnership had borrowings of $176.1 million under the Credit Facility at an interest rate of 3.19%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under the total leverage ratio covenant, as of June 30, 2015, the Partnership had $42.6 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and for other lawful corporate purposes and allows the Partnership to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $20.0 million for letters of credit. The Partnership’s obligations under the Credit Facility are secured by a first priority lien on substantially all of the Partnership’s material assets (other than the LNG Interest and the assets owned by JBBR and its subsidiaries). The Partnership and each of the Partnership’s existing restricted subsidiaries (other than the borrower) guarantee, and each of the Partnership’s future restricted subsidiaries will also guarantee, the Credit Facility. The Credit Facility matures in November 2018.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment

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

Second Amendment

In May 2015, our operating subsidiary, Arc Terminals Holdings, as borrower, together with Arc Logistics and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of its financing for the JBBR Acquisition.  Upon the consummation of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175 million to $275 million.  In addition, the sublimit for letters of credit was increased from $10 million to $20 million.

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015
December 31, 2014	$0.4100	$5,309	February 17, 2015	February 9, 2015
September 30, 2014	$0.4100	$5,309	November 17, 2014	November 10, 2014
June 30, 2014	$0.4000	$5,180	August 18, 2014	August 11, 2014

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and six months ended June 30, 2015, the Partnership recorded approximately $0.2 million and $0.4 million, respectively, of unit-based compensation expense with respect to the Director Grants. As of June 30, 2015, the unrecognized unit-based compensation expense for the Director Grants is approximately $1.7 million, which will be recognized ratably over the remaining term of the awards.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and six months ended June 30, 2015, the Partnership recorded approximately $1.0 million and $2.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. As of June 30, 2015, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $15.7 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of June 30, 2015, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Equity Grants.  As of June 30, 2015, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.8 million, which will be recognized ratably over the remaining term of the awards.

During the three months ended June 30, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of  38,600 phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.7 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of June 30, 2015, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.7 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2015, the Partnership paid approximately $0.4 million and $0.8 million, respectively, in DERs to phantom unit holders. For the three and six months ended June 30, 2015, $0.2 million and $0.4 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.4 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and six months ended June 30, 2015 was $1.3 million and $2.9 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	6/30/2015
Balance at December 31, 2014	928,500	$25.46	7,500	$25.46	$17.56
Granted	84,268	$19.16	-	$-	$-
Vested	-	$-	-	$-	$-
Forfeited	(6,000)	$25.46	-	$-	$-
Balance at June 30, 2015	1,006,768	$24.93	7,500	$25.46	$17.56

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and six months ended June 30, 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three and six months ended June 30, 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$2,188	$2,742	$2,494	$4,603
Less:
Distribution equivalent rights for unissued units	231	-	466	-
Net income available to limited partners	$1,957	$2,742	$2,028	$4,603

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$1,841	$1,454	$1,876	$2,441
Net income (loss) allocated to subordinated unitholders	$116	$1,288	$151	$2,162
Net income allocated to limited partners:	$1,957	$2,742	$2,027	$4,603

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	9,253	6,868	8,067	6,868
Subordinated units - (basic and diluted)	6,081	6,081	6,081	6,081

Earnings per limited partner unit:
Common - (basic and diluted)	$0.20	$0.21	$0.23	$0.36
Subordinated - (basic and diluted)	$0.02	$0.21	$0.02	$0.36

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

For the three months ended June 30, 2015 and 2014, the General Partner incurred expenses of $1.1 million and $1.1 million, respectively. For the six months ended June 30, 2015 and 2014, the General Partner incurred expenses of $2.2 million and $1.9 million, respectively.  Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2015 and December 31, 2014, the Partnership had a payable of approximately $1.7 million and $0.4 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

Registration Rights Agreement with the Sponsors

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

In May 2011, the Partnership entered into an agreement to provide refined products storage and throughput services to Center Oil at the Baltimore, MD terminal. The Partnership charges Center Oil a fixed fee for storage and a fee for ethanol blending and any additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was not renewed and expired in May 2015.

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charges Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision and has been extended to May 2016.

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

The total revenues associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Center Oil	$1,661	$1,581	$3,390	$3,466
GCAC	453	473	902	926
Total	$2,114	$2,054	$4,292	$4,392

The total receivables associated with the storage and throughput agreements for Center Oil and GCAC and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	June 30,	December 31,
	2015	2014
Center Oil	$953	$594
GCAC	297	306
Total	$1,250	$900

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland Terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners LP.  The Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal, estimated at $10 million.  Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month.  As of June 30, 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled approximately $8.8 million and, as a result, the base rent has increased by approximately $84,000 per month.    The base rent will be increased at the end of year five by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended June 30, 2015 and 2014, the expense associated with the Lease Agreement was $1.6 million and $1.6 million, respectively.  During the six months ended June 30, 2015 and 2014, the expense associated with the Lease Agreement was $3.2 million and $3.3 million, respectively.  During the three and six months ended June 30, 2015 and 2014, there was no variable rent associated with the Lease Agreement.

So long as Arc Terminals Holdings is not in default under the Lease Agreement, it shall have the right to purchase the Portland Terminal at the end of the third year of the Lease Agreement and at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the Purchase Option is not exercised, the Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of approximately $4 million and $6 million, respectively.

Joliet LLC Agreement

In connection with the JBBR Acquisition, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership. GE EFS owns, indirectly, interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 29.9% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s

incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the three and six months ended June 30, 2015, the Partnership was paid $0.4 million, in each period, in fees and reimbursements by Joliet Holdings under the MSA.

PIPE Transaction

Registration Rights Agreement with PIPE Investors

Pursuant to the Unit Purchase Agreement dated as of February 19, 2015 (the “PIPE Purchase Agreement”) among the Partnership and the purchasers named therein (the “PIPE Purchasers”), the Partnership sold 4,520,795 common units at a price of $16.59 per common unit in a private placement (the “PIPE Transaction”) on May 14, 2015 for proceeds totaling $72.7 million after placement agent commissions and expenses, which were used to partially finance the Partnership’s portion of the JBBR Acquisition. As a part of the PIPE Transaction, the Partnership entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), dated May 14, 2015, with the PIPE Purchasers. The issuance of the common units pursuant to the PIPE Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

Pursuant to the PIPE Registration Rights Agreement, the Partnership filed, and the SEC declared effective, a shelf registration statement registering the common units of the PIPE Purchasers. In addition, the PIPE Registration Rights Agreement gives the PIPE Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the PIPE Purchasers.

Material Relationships Relating to PIPE Transaction

MTP Energy Master Fund Ltd. (“Magnetar PIPE Investor”), one of the PIPE Purchasers, purchased 572,635 common units for approximately $9.5 million in the PIPE Transaction. Magnetar Financial LLC controls the investment manager of the Magnetar PIPE Investor, and an affiliate of Magnetar Financial LLC also owns interests in Lightfoot, which is the sole owner of the General Partner. Eric Scheyer, the Head of the Energy Group of Magnetar Financial LLC, also serves on the Board.

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended		% of Receivables
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	19%	23%	21%	16%	14%	26%
Customer B	9%	11%	10%	12%	12%	13%
Customer C	24%	2%	15%	2%	38%	4%
Total	52%	36%	46%	30%	64%	43%

Note 13—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of June 30, 2015 and December 31, 2014.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of June 30, 2015 are presented below (in thousands):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$176,063	$-	$-	$-	$176,063	$-	$-
Operating lease obligations	26,731	3,198	6,392	6,261	6,265	4,615	-
Earn-out obligations	19,521	684	1,369	1,369	1,369	1,369	13,361
Total	$222,315	$3,882	$7,761	$7,630	$183,697	$5,984	$13,361

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement (See “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” for further information).

During 2014, the members of Gulf LNG Holdings approved spending up to approximately $14.6 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility.  Through June 30, 2015, capital calls totaling $14.6 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro-rata share was approximately $1.5 million.  As of June 30, 2015, there are no additional remaining capital commitments.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of June 30, 2015, no additional amounts had been paid or are owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  As of June 30, 2015, the Joliet Holdings has incurred $0.2 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

Note 14—Subsequent Events

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its subsidiary Arc Terminals Holdings, acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Sellers,” and such acquisition the “Pawnee Terminal Acquisition”) for total consideration of approximately $78.3 million, consisting of cash and common units of the Partnership subject to certain adjustments including a reduction in the cash component of the consideration payable by Arc Terminals Holdings at closing equal to an agreed upon amount of UET Midstream’s revenue attributable to the period commencing on May 1, 2015 and ending on the closing date. The Sellers remain responsible for all of UET Midstream’s operating expenses and are entitled to receive all of UET Midstream’s revenue, in each case to the extent attributable to the period prior to closing. UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado.  After taking into account certain estimated adjustments (which is subject to a further post-closing reconciliation procedure), the consideration paid to the Sellers at closing of approximately $76.6 million consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership.   The number of common units issued to the Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.  In connection with the issuance of the common units to the Sellers, the Partnership entered into an agreement with the Sellers granting the Sellers certain registration rights.  Management is currently reviewing the valuation of the net assets acquired in connection with the Pawnee Terminal Acquisition to determine the final purchase price allocation, which is expected to be completed in the third quarter of 2015.

Amendment to Credit Facility

In July 2015 and in connection with the Pawnee Terminal Acquisition, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the third amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment principally modifies certain provisions of the Credit Facility (i) to permit the consummation of the Pawnee Terminal Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $275 million to $300 million.

Cash Distributions

In July 2015, the Partnership declared a quarterly cash distribution of $0.425 per unit ($1.70 per unit on an annualized basis) totaling approximately $8.2 million for all common and subordinated units outstanding. The distribution is for the period from April 1, 2015 through June 30, 2015. The second quarter distribution represents a 3.7% increase over the first quarter 2015 cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis).  The distribution is payable on August 14, 2015 to unitholders of record on August 10, 2015.

In July 2015, Joliet Holdings made a distribution to the members of approximately $3.0 million.  The Partnership received approximately $1.8 million of such distribution and the remaining $1.2 million was paid to an affiliate of GE EFS, the non-controlling interest member.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and any updates thereto in the Partnership’s subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, as filed with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements (“interim statements”), including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Partnership 10-K”), as filed with the SEC. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Cautionary Statement Regarding Forward-Looking Statements.”

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

Recent Developments

Pawnee Terminal Acquisition

In July 2015, we extended our operational footprint and customer relationships into the Colorado market by acquiring all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (”UET”) and Hawkeye Midstream, LLC (together with UET, the “Sellers”) for a total consideration of approximately $78.3 million, consisting of cash and common units of the Partnership, subject to certain adjustments including a reduction in the cash component of the consideration payable at closing equal to an agreed upon amount of UET Midstream’s revenue attributable to the period commencing on May 1, 2015 and ending on the closing date. Sellers remain responsible for all of UET Midstream’s operating expenses and will be entitled to receive all of UET Midstream’s revenue, in each case to the extent attributable to the period prior to closing. UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal (the “Pawnee Terminal”) and a nearby development property in northeastern Weld County, Colorado.  The Pawnee Terminal serves as the primary injection point on the Northeast Colorado Lateral of the Pony Express Pipeline, providing the Pawnee Terminal customers with ultimate service to Cushing, Oklahoma.  The Pawnee Terminal has approximately 200,000 barrels of commingled storage capacity (with room for additional storage) and is capable of receiving crude oil via truck unloading stations and connections to local crude oil gathering systems.  As of the closing date, the Pawnee Terminal is servicing several third-party contracts with a weighted average contract life of approximately five years, with aggregate take-or-pay volume commitments increasing each year during such five-year period.

After taking into account an estimate for certain adjustments (which is subject to a further post-closing reconciliation procedure), the consideration paid to the Sellers at closing was approximately $76.6 million and consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership (based on an issuance price of $18.50 per unit, resulting in the issuance of 1,745,669 common units at closing).  In connection with the issuance of the common units to the Sellers, the Partnership entered into an agreement with the Sellers granting the Sellers certain registration rights. The Partnership financed the cash portion of the consideration with borrowings under its Credit Facility.

In connection with the Pawnee Terminal Acquisition, Arc Terminals Holdings LLC (“Arc Terminals Holdings”), together with the Partnership and certain of its subsidiaries, as guarantors, entered into the Third Amendment (as defined herein).  The Third Amendment principally modifies certain provisions of the Credit Facility (i) to permit the consummation of the Pawnee Terminal Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $275 million to $300 million.

JBBR Acquisition

In May 2015, our joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”) acquired all of the membership interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216 million (“JBBR Acquisition”). JBBR's principal assets consist of a petroleum products terminal and a 4-mile crude oil pipeline (“Joliet Terminal”) located in Joliet, IL, which commenced commercial operations on May 17, 2015 and is in the final stages of construction. The acquisition consideration requires our joint venture company, Arc Terminals Joliet Holdings LLC (“Joliet Holdings”), to pay to CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27 million.

We manage the ongoing operations of the Joliet Terminal and own a 60% interest in the Joliet Holdings. An affiliate of GE EFS owns the remaining 40% interest.

We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility (as defined herein). The Partnership sold 4,520,795 common units at a price of $16.59 to the purchasers in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed  $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

The Joliet Terminal has the capability to unload approximately 85,000 barrels of crude oil per day and has approximately 300,000 barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline. The facility has rail and marine access, as well as more than 80 acres of land available for future expansion. The Joliet Terminal is supported by a terminal services agreement and a throughput and deficiency agreement with a major oil company, each with a term of three years based on minimum throughput volume commitments.

The JBBR Acquisition continues our existing business strategy to expand our market position and support the expansion plans of new and existing customers, while generating stable cash flows for our unit holders from quality assets supported by long-term contracts.

In connection with the JBBR Acquisition, Arc Terminals Holdings, together with the Partnership and certain of its subsidiaries, as guarantors, entered into the Second Amendment (as defined herein).  The Second Amendment principally modifies certain provisions of the Credit Facility (i) to provide availability to finance a portion of the Partnership’s purchase price obligations in connection with the JBBR Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $175 million to $275 million.

Factors That Impact Our Business

The revenues generated by our logistics assets are generally driven by the storage, throughput and transloading capacity under contract. The regional demand for our customers’ products being shipped through our facilities drives the physical utilization of facilities and ultimately the revenues we receive for our services. Though substantially all of our services agreements require customers to enter into take-or-pay arrangements for committed storage or throughput capacity, our revenues can be affected by: (1) the incremental fees that we charge customers to receive and deliver product; (2) the length of any underlying back-to-back supply agreements that our customers have with their respective customers; (3) commodity pricing fluctuations; (4) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product transported; (5) inflation adjustments in services agreements; and (6) changes in the demand for ancillary services, such as heating, blending, and mixing our customers’ products between our tanks, railcars and marine operations.

We believe key factors that influence our business are: (1) the short-term and long-term demand for and supply of crude oil and petroleum products; (2) the indirect impact of crude oil and petroleum product pricing including regional pricing differentials on the demand and supply of logistics assets; (3) the needs of our customers together with the competitiveness of our service offerings with respect to location, price, reliability and flexibility; (4) current and future economic conditions; (5) changes to local, state and federal laws and regulations and (6) our ability and the ability of our competitors to capitalize on growth opportunities and changing market dynamics.

Supply and Demand for Crude Oil and Petroleum Products

Our results of operations are dependent upon the volumes of crude oil and petroleum products we have contracted to store, throughput and transload. An important factor in such contracting is the amount of production and demand for crude oil and petroleum products. The production of and demand for crude oil and petroleum products are driven by many factors, including delivery costs, the price for crude oil and petroleum products, local and regional price differentials, refining and manufacturing processes, weather/seasonal changes and general economic conditions. A significant increase or decrease in the demand for crude oil and petroleum products, which can be the result of fluctuations in production, market prices or a combination of both, in the areas served by our facilities will have a corresponding effect on (1) the volumes we actually store, throughput and transload and (2) the volumes we contract to store, throughput and transload if we are not able to extend or replace our existing customer contracts.

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

In most cases, as the market price of crude oil and petroleum products paid by our customers in local markets increases over the price charged by producers to our customers for such crude oil and petroleum products, our customers’ demand for crude oil and/or petroleum products will be high.  As the market price for crude oil and petroleum products by our customers in local markets decreases as compared to the price charged by producers to our customers for such crude oil and petroleum products, our customers’ demand for crude oil and petroleum products will be lower. In general, demand for our throughput services increases and decreases as pricing differentials in favor of our customers’ increases or decreases, respectively.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of June 30, 2015, we had an aggregate of over 150 acres of available land in Blakeley, AL, Mobile, AL, Chillicothe, IL, Joliet, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

●

In January 2014, we entered into a triple net operating lease agreement for the use of a petroleum terminal located in Portland, Oregon together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”).  The historical condensed consolidated financial statements do not reflect the full impact of these revenues and expenses in the first quarter of 2014.

●

In July 2014, phantom unit awards were granted under our Long-Term Incentive Plan (the “2013 Plan”) and the historical condensed consolidated financial statements do not reflect the impact of this expense in the first and second quarter of 2014.

●

In the first and second quarters of 2015, phantom unit awards were granted under our 2013 Plan and the historical condensed consolidated financial statements do not reflect the impact of this expense in the first and second quarters of 2014.

●

In May 2015, we completed the JBBR Acquisition.   The historical condensed consolidated financial statements do not reflect the impact of these revenue and expenses in 2014 and the full year impact in 2015.

Overview of Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including the following key measures: (1) revenues derived from (a) storage and throughput services fees and (b) ancillary services fees; (2) our operating and selling, general and administrative (“SG&A”) expenses; (3) Adjusted EBITDA; and (4) Distributable Cash Flow.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of June 30, 2015, the remaining term of each terminal use agreement is approximately 17 years.

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

Distributable Cash Flow

Distributable Cash Flow is a non-GAAP financial measure that management and external users of our consolidated financial statements may use to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders as well as measure the ability of our assets to generate cash sufficient to support our indebtedness and maintain our operations.  We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid, (ii) cash income taxes paid, (iii) maintenance capital expenditures paid, and (iv) equity earnings from the LNG Interest, plus (v) cash distributions from the LNG Interest.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to partners' capital	$2,188	$2,742	$2,494	$4,603
Income taxes	17	3	69	52
Interest expense	1,518	930	2,469	1,841
Depreciation (c)	2,321	1,761	4,164	3,459
Amortization (c)	1,719	1,353	2,965	2,692
One-time transaction expenses (a)	1,447	7	2,732	451
Non-cash unit-based compensation	1,310	-	2,852	-
Non-cash deferred rent expense (b)	112	942	302	2,032
Adjusted EBITDA	$10,632	$7,738	$18,047	$15,130
Cash interest expense	(1,320)	(859)	(2,226)	(1,714)
Cash income taxes	(17)	(3)	(69)	(52)
Maintenance capital expenditures	(707)	(742)	(995)	(1,177)
Equity earnings from the LNG Interest	(2,503)	(2,487)	(4,992)	(4,924)
Cash distributions received from the LNG Interest	2,601	2,843	4,377	4,594
Distributable Cash Flow	$8,686	$6,490	$14,142	$11,857

(a)	The one-time transaction expenses relate to due diligence and transaction expenses incurred in connection with acquisition related activity as described under the Partnership’s Credit Facility.

(b)	The non-cash deferred expense relates to the accounting treatment for the Portland Terminal lease transaction.

(c) The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the JBBR Acquisition.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands, except operating data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Third-party customers	$16,996	$12,673	$28,375	$23,548
Related parties	2,114	2,054	4,292	4,392
	19,110	14,727	32,667	27,940
Expenses:
Operating expenses	7,012	7,342	13,292	14,473
Selling, general and administrative	4,399	2,030	8,697	3,807
Selling, general and administrative - affiliate	1,086	1,056	2,162	1,940
Depreciation	2,619	1,761	4,462	3,459
Amortization	2,131	1,353	3,376	2,692
Total expenses	17,247	13,542	31,989	26,371
Operating (loss) income	1,863	1,185	678	1,569
Other income (expense):
Equity earnings from unconsolidated affiliate	2,503	2,487	4,992	4,924
Other income	2	3	7	3
Interest expense	(1,518)	(930)	(2,469)	(1,841)
Total other income, net	987	1,560	2,530	3,086
Income before income taxes	2,850	2,745	3,208	4,655
Income taxes	17	3	69	52
Net income	2,833	2,742	3,139	4,603
Net income attributable to non-controlling interests	(645)	-	(645)	-
Net income attributable to partners' capital	$2,188	$2,742	$2,494	$4,603
Other Financial Data:
Adjusted EBITDA	$10,632	$7,738	$18,047	$15,130
Distributable Cash Flow	$8,686	$6,490	$14,142	$11,857
Operating Data:
Storage capacity (bbls)	6,725,100	6,425,100	6,725,100	6,425,100
Throughput (bpd)	64,043	80,215	66,157	75,337

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Storage Capacity. Storage capacity for the three months ended June 30, 2015 increased by 300,000 barrels or 5% compared to the three months ended June 30, 2014.  The increase in storage capacity is related to the JBBR Acquisition.

Throughput Activity. Throughput activity for the three months ended June 30, 2015 decreased by 16.2 mbpd, or 20%, compared to the three months ended June 30, 2014.  The decrease was due to reduced customer activity and the expiration of customer agreements in Baltimore, MD, Blakeley, AL, Chickasaw, AL, Cleveland, OH, Mobile, AL, Portland, OR and Saraland, AL offset by the execution of new customer agreements and increased customer activity in Brooklyn, NY and Selma, NC.

Revenues. The following table details the types and amounts of revenues generated during the three months ended June 30, 2015 and 2014 (in thousands, except percentages).

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$17,505	$12,757	$4,748	37%
Ancillary services fees	1,605	1,970	(365)	-19%
Total revenues	$19,110	$14,727	$4,383	30%

Revenues for the three months ended June 30, 2015 increased by $4.4 million, or 30%, compared to the three months ended June 30, 2014.  The $4.7 million, or 37%, increase in storage and throughput services fees was the result of the execution of new customer agreements in Blakeley, AL and Toledo, OH, amendments to existing agreements in Brooklyn, NY and Portland, OR, increased throughput activity at certain refined products terminals and the new customer agreements acquired in the JBBR Acquisition offset by reduced customer activity and the expiration of customer agreements in Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL.  The $0.4 million, or 19%, decrease in ancillary services fees was driven by a reduction in customer activity in our Gulf Coast terminals compared to the second quarter of 2014.

Operating Expenses. Operating expenses for the three months ended June 30, 2015 decreased by $0.3 million, or 4%, compared to the three months ended June 30, 2014. The $0.3 million decrease in operating expenses was the result of lower utility and contractor expenses due to reduced transloading activity in our Gulf Coast terminals offset by the additional operating expenses at the Joliet Terminal.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended June 30, 2015 increased by $2.4 million, or 78%, compared to the three months ended June 30, 2014.  The increase in SG&A expense was the result of unit-based compensation expense of $1.6 million related to the 2013 Plan grants and an increase in due diligence expense of approximately $0.7 million, which was related to the JBBR Acquisition and Pawnee Terminal Acquisition.

Depreciation and Amortization Expense. Depreciation expense for the three months ended June 30, 2015 increased by $0.9 million, or 49%, compared to the three months ended June 30, 2014, primarily due to the impact of the JBBR Acquisition, the 2015 capital expenditure program at the Mobile – Methanol, AL terminal for customer expansion activities and incremental maintenance capital expenditures at the Brooklyn, NY facility.  Amortization expense for the three months ended June 30, 2015 increased by $0.8 million, or 58%, compared to the three months ended June 30, 2014, primarily due to the intangible assets purchased in the JBBR Acquisition offset by the full amortization of certain intangibles in 2014.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended June 30, 2015 increased less than $0.1 million, or 1%, compared to the three months ended June 30, 2014.

Interest Expense. Interest expense for the three months ended June 30, 2015 increased $0.6 million, or 63%, compared to the three months ended June 30, 2014. The increase in interest expense is the result of higher outstanding indebtedness at June 30, 2015 of $176.1 million compared to $111.1 million at June 30, 2014.  The increase in indebtedness was primarily related to amounts drawn from the Credit Facility to partially finance the JBBR Acquisition.

Net Income. Net income for the three months ended June 30, 2015 increased by $0.1 million, or 3%, compared to the three months ended June 30, 2014, primarily related to an increase in revenues of $4.4 million primarily attributable to the JBBR Acquisition and a decrease in operating expenses of $0.3 million as a result of lower utility and contractor expenses due to reduced transloading activity at the Gulf Coast terminals offset by an increase in one-time transaction related expenses of $0.7 million, an increase in interest expense of $0.6 million due to a higher outstanding indebtedness at June 30, 2015, an increase in depreciation and amortization of $0.9 million and $0.8 million, respectively, attributable to the JBBR Acquisition and an increase of $1.6 million of unit-based compensation expense associated with the 2013 Plan.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2015 increased by $2.9 million, or 37%, compared to the three months ended June 30, 2014.  The increase in Adjusted EBITDA for the three months ended June 30, 2015 was primarily attributable to the execution of new customer agreements in Blakeley, AL and Toledo, OH, reduced operating expenses at our Gulf Coast facilities, increased customer activity at certain refined products terminals and the contribution of the Joliet Terminal operations.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Storage Capacity. Storage capacity for the six months ended June 30, 2015 increased by 300,000 barrels or 5% compared to the six months ended June 30, 2014.  The increase in storage capacity is related to the JBBR Acquisition.

Throughput Activity. Throughput activity for the six months ended June 30, 2015 decreased by 9.2 mbpd, or 12%, compared to the six months ended June 30, 2014.  The decrease was due to reduced customer activity and the expiration of customer agreements in Baltimore, MD, Blakeley, AL, Chickasaw, AL, Cleveland, OH, Mobile, AL, Portland, OR and Saraland, AL offset by the execution of new customer agreements and increased customer activity in Brooklyn, NY, Mobile - Methanol, AL and Selma, NC.

Revenues. The following table details the types and amounts of revenues generated during the six months ended June 30, 2015 and 2014 (in thousands, except percentages).

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$29,579	$24,100	$5,479	23%
Ancillary services fees	3,088	3,840	(752)	-20%
Total revenues	$32,667	$27,940	$4,727	17%

Revenues for the six months ended June 30, 2015 increased by $4.7 million, or 17%, compared to the six months ended June 30, 2014.  The $5.5 million, or 23%, increase in storage and throughput services fees was the result of the execution of new customer agreements in Blakeley, AL and Toledo, OH, amendments to existing customer agreements in Brooklyn, NY and Portland, OR, increased throughput activity at certain refined products terminals and the new customer agreements acquired in the JBBR Acquisition offset by reduced customer activity and the expiration of customer agreements in Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL.  The $0.8 million, or 20%, decrease in ancillary services fees was driven by a reduction in customer activity in our Gulf Coast terminals compared to the six months ended June 30, 2014.

Operating Expenses. Operating expenses for the six months ended June 30, 2015 decreased by $1.2 million, or 8%, compared to the six months ended June 30, 2014. The $1.2 million decrease in operating expenses was the result of lower utility and contractor expenses because of reduced transloading activity at the Gulf Coast terminals offset by the additional operating expenses at the Joliet Terminal.

Selling, General and Administrative Expenses.  SG&A expenses for the six months ended June 30, 2015 increased by $5.1 million, or 89%, compared to the six months ended June 30, 2014. The increase in SG&A expense was the result of unit-based compensation expense of $3.4 million related to the 2013 Plan grants, an increase in due diligence expense of approximately $1.4 million, which was related to the JBBR Acquisition and Pawnee Terminal Acquisition, and an increase in expenses paid to the General Partner of $0.2 million.

Depreciation and Amortization Expense. Depreciation expense for the six months ended June 30, 2015 increased by $1.0 million, or 29%, compared to the six months ended June 30, 2014, primarily due to the impact of the JBBR Acquisition, the 2014 capital expenditures program which included expansion capital expenditures to upgrade our Blakeley, AL, Chickasaw, AL and Cleveland, OH terminals for customer expansion activities and incremental maintenance capital expenditures at our Mobile AL and Brooklyn, NY facilities.  Amortization expense for the six months ended June 30, 2015 increased by $0.7 million, or 25%, compared to the six months ended June 30, 2014, due to intangible assets purchased in the JBBR Acquisition offset by the full amortization of certain intangibles in 2014.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the six months ended June 30, 2015 increased by $0.1 million, or 1%, compared to the six months ended June 30, 2014.

Interest Expense. Interest expense for the six months ended June 30, 2015 increased $0.6 million, or 34%, compared to the six months ended June 30, 2014. The increase in interest expense is a result of higher outstanding indebtedness at June 30, 2015 of $176.1 million compared to $111.1 million at June 30, 2014.  The increase in indebtedness was primarily related to amounts drawn from the Credit Facility to partially finance the JBBR Acquisition.

Net Income. Net income for the six months ended June 30, 2015 decreased by $1.5 million, or 32%, compared to the six months ended June 30, 2014, primarily related to an increase in one-time transaction related expenses of $1.4 million, an increase of $3.4 million of unit-based compensation expense associated with the 2013 Plan and increases in depreciation, amortization and interest expense of $1.0 million, $0.7 million and $0.6 million, respectively, primarily attributable to the JBBR Acquisition offset by a decrease in operating expenses of $1.2 million as a result of lower utility and contractor expenses due to reduced transloading activity at the Gulf Coast terminals and an increase in revenues of $4.7 million attributable to the JBBR Acquisition, new customer agreements and amendments to existing customer agreements.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2015 increased by $2.9 million, or 19%, compared to the six months ended June 30, 2014.  The increase in Adjusted EBITDA for the six months ended June 30, 2015 was primarily attributable to the execution of new customer agreements in Blakeley, AL and Toledo, OH, reduced operating expenses at our Gulf Coast facilities, increased customer activity at certain refined products terminals and the contribution of the Joliet Terminal operations offset by a reduction in transloading activities and incremental general and administrative expenses.

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

In July 2015, we declared a quarterly distribution of $0.425 per common unit and subordinated unit per quarter, which equates to approximately $8.2 million per quarter, or $32.7 million per year, based on the number of common and subordinated units outstanding as of August 3, 2015.  The distribution is payable on August 14, 2015 to unitholders of record on August 10, 2015.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower.  The Credit Facility matures in November 2018 and has up to $275.0 million of borrowing capacity.  As of June 30, 2015, we had borrowings of $176.1 million under the Credit Facility at an interest rate of 3.19%.  During the first and second quarter of 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of June 30, 2015, we had $42.6 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $20.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest. We and each of our existing restricted subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Second Amendment to Credit Agreement

In May 2015, our operating subsidiary, Arc Terminals Holdings, as borrower, together with Arc Logistics and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of its financing for the JBBR Acquisition.  Upon the consummation of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175 million to $275 million.  In addition, the sublimit for letters of credit was increased from $10 million to $20 million.

Third Amendment to Credit Agreement

In July 2015, our operating subsidiary, Arc Terminals Holdings, as borrower, together with Arc Logistics and certain of its other subsidiaries, as guarantors, entered into the Third Amendment to the Credit Facility (the “Third Amendment”) as part of its financing for the Pawnee Terminal Acquisition.  Upon the consummation of the Pawnee Terminal Acquisition in July 2015, the aggregate commitments under the Credit Facility increased from $275 million to $300 million.

JBBR Acquisition Financing

In May 2015 Joliet Holdings, a joint venture company owned 60% by the Partnership and 40% by an affiliate of GE EFS, purchased all of the membership interests in JBBR from CenterPoint for a base cash purchase price of $216 million.  We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility. Pursuant to the Unit Purchase Agreement with the purchasers named therein (the “PIPE Purchasers”) in a private placement, the Partnership sold 4,520,795 common units at a price of $16.59 to the PIPE Purchasers for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

Cash Flows

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$12,587	$13,575	$(988)	-7%
Investing activities	(219,317)	(6,392)	(212,925)	N/M
Financing activities	210,091	(5,421)	215,512	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2015 compared to $13.6 million for the six months ended June 30, 2014. This $1.0 million decrease across periods was primarily attributable to a $1.0 million decrease of cash provided by working capital.  The decrease in cash provided by changes in working capital of $1.0 million across the comparable periods was primarily due to the changes in cash provided by amounts due to our General Partner, other current assets, and accrued expenses of $0.9 million, $0.8 million and $0.5 million, respectively, partially offset by cash used in changes to accounts receivables of $3.0 million.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures. Net cash used in investing activities was $219.3 million for the six months ended June 30, 2015, of which $216.0 million was used for the JBBR Acquisition, $0.3 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $3.0 million was used for expansion and maintenance capital expenditures. Net cash used in investing activities was $6.4 million for the six months ended June 30, 2014, of which $5.7 million was used for construction and improvements of our Blakeley, AL, Chickasaw, AL and Mobile, AL facilities and $0.6 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $210.1 million for the six months ended June 30, 2015, compared to net cash flows used in financing activities of $5.4 million for the six months ended June 30, 2014. This $215.5 million increase was primarily attributable to an increase in net borrowings from our Credit Facility of $62.5 million, net proceeds from our equity offering of $72.1 million and equity contributions from non-controlling interests of 87.0 million all connected to the JBBR Acquisition and Pawnee Terminal Acquisition offset by an increase in distributions of $2.9 million and an increase in deferred financing costs of $2.6 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$176,063	$-	$-	$176,063	$-
Operating lease obligations	26,731	6,393	12,590	7,748	-
Earn-out obligations	19,521	1,369	2,738	2,738	12,676
Total	$222,315	$7,762	$15,328	$186,549	$12,676

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

We incurred maintenance and expansion capital expenditures for the three and six months ended June 30, 2015 and 2014 as set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Maintenance capital expenditures	$707	$742	$995	$1,177
Expansion capital expenditures	1,124	2,324	2,378	3,932
Total capital expenditures	$1,831	$3,066	$3,373	$5,109

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The decrease during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was due to the timing of tank inspections at a number of terminals and upgrades to IT equipment upgrades in 2014.  The decrease during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to a decrease in maintenance projects at our Gulf Coast terminals.

Expansion Capital Expenditures

During the three and six months ended June 30, 2015, we invested capital to upgrade the Blakeley, AL, Brooklyn, NY and Mobile - Methanol, AL terminals in connection with new long-term customer agreements and invested capital to upgrade the Portland, OR terminal to support an existing customer agreement.

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

Critical Accounting Policies and Estimates

As of June 30, 2015, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2014 Partnership 10-K, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2014 Partnership 10-K, as filed with the SEC. Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of June 30, 2015, we had $176.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and six months ended June 30, 2015 was approximately 3.3%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.4.million increase and a $0.6 million increase in interest expense for the three and six months ended June 30, 2015, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks under the heading “Risk Factors” in our 2014 Partnership 10-K and any updates thereto in the Partnership’s subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. There has been no material change in our risk factors from those described in the 2014 Partnership 10-K other than those disclosed below and in our current report on Form 8-K filed with the SEC on July 15, 2015 in connection with the Pawnee Terminal Acquisition. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: August 6, 2015	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

4.1

Registration Rights Agreement dated May 14, 2015 by and among Arc Logistics Partners LP and the purchasers name on Schedule A thereto (incorporated herein by reference to Exhibit 4.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on May 20, 2015 (SEC File No. 001-36168)).

10.1

Second Amendment To Second Amended and Restated Revolving Credit Agreement, dated as of April 13, 2015, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings, LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC and Blakeley Logistics, LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on April 13, 2015 (SEC File No. 001-36168).

10.2*†	Terminal Services Agreement, dated as of May 28, 2014, by and between Joliet Bulk, Barge & Rail LLC and ExxonMobil Oil Corporation.

10.3*†	Amendment to Terminal Services Agreement, dated as of September 30, 2014, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation.

10.4*†	Crude Oil Throughput and Deficiency Agreement, dated as of May 28, 2014, by and between JBBR Pipeline LLC and ExxonMobil Oil Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.