Form 10-Q
period 2015-09-30
Arc Logistics Partners LP
filed 2015-11-06
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 13,174,410 common units and 6,081,081 subordinated units outstanding.

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

bpd:  Barrels per day.

Distributable Cash Flow:    Represents Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; (iv) equity earnings from the LNG Interest and (v) deferred revenue adjustments; plus (v) cash distributions from the LNG Interest. Distributable Cash Flow is not a presentation made in accordance with GAAP. Please see the reconciliation of Distributable Cash Flow to net income in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Distributable Cash Flow.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$12,686	$6,599
Trade accounts receivable	7,293	3,746
Due from related parties	1,685	900
Inventories	276	285
Other current assets	1,033	1,226
Total current assets	22,973	12,756
Property, plant and equipment, net	378,420	195,886
Investment in unconsolidated affiliate	73,191	72,858
Intangible assets, net	135,770	33,189
Goodwill	39,871	15,162
Other assets	4,302	1,737
Total assets	$654,527	$331,588
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$5,241	$2,136
Accrued expenses	7,867	2,133
Due to related parties	1,005	-
Due to general partner	451	409
Other liabilities	5,518	34
Total current liabilities	20,082	4,712
Credit facility	223,063	111,063
Other non-current liabilities	20,977	2,747
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (13,167,744 and 6,867,950 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	216,751	119,130
Subordinated units – (6,081,081 units issued and outstanding at September 30, 2015 and December 31, 2014)	87,436	93,588
Non-controlling interests	86,116	-
Accumulated other comprehensive (loss) income	102	348
Total partners’ capital	390,405	213,066
Total liabilities and partners’ capital	$654,527	$331,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Third-party customers	$20,823	$11,329	$49,188	$34,878
Related parties	3,261	2,361	7,562	6,753
	24,084	13,690	56,750	41,631
Expenses:
Operating expenses	7,764	6,627	21,058	21,101
Selling, general and administrative	4,272	2,743	12,969	6,550
Selling, general and administrative – affiliate	1,306	1,054	3,468	2,994
Depreciation	3,630	1,860	8,092	5,319
Amortization	3,717	1,367	7,093	4,060
Total expenses	20,689	13,651	52,680	40,024
Operating (loss) income	3,395	39	4,070	1,607
Other income (expense):
Equity earnings from unconsolidated affiliate	2,518	2,482	7,510	7,406
Other income	2	7	9	10
Interest expense	(2,163)	(890)	(4,631)	(2,730)
Total other income, net	357	1,599	2,888	4,686
Income before income taxes	3,752	1,638	6,958	6,293
Income taxes	40	2	109	54
Net income	3,712	1,636	6,849	6,239
Net income attributable to non-controlling interests	(1,711)	-	(2,356)	-
Net income attributable to partners' capital	2,001	1,636	4,493	6,239
Other comprehensive (loss) income	(615)	725	(246)	285
Comprehensive (loss) income attributable to partners’ capital	$1,386	$2,361	$4,247	$6,524

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.19	$0.11	$0.31	$0.45
Subordinated units (basic and diluted)	$(0.00)	$0.11	$0.12	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flow from operating activities:
Net income	$6,849	$6,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,092	5,319
Amortization	7,093	4,060
Equity earnings from unconsolidated affiliate, net of distributions	(501)	(108)
Amortization of deferred financing costs	685	371
Unit-based compensation	4,177	1,426
Changes in operating assets and liabilities:
Trade accounts receivable	(3,334)	(223)
Due from related parties	(998)	(104)
Inventories	9	55
Other current assets	193	(420)
Accounts payable	2,942	(2,159)
Accrued expenses	2,360	562
Due to general partner	1,047	165
Other liabilities	17	2,533
Net cash provided by operating activities	28,631	17,716
Cash flows from investing activities:
Capital expenditures	(6,486)	(6,103)
Investment in unconsolidated affiliate	(310)	(681)
Net cash paid for acquisitions	(260,332)	-
Net cash used in investing activities	(267,128)	(6,784)
Cash flows from financing activities:
Distributions	(18,799)	(12,870)
Deferred financing costs	(3,250)	(251)
Proceeds from equity offering, net	72,081	-
Equity contribution from non-controlling interests	86,960	-
Repayments to credit facility	-	(25,000)
Proceeds from credit facility	112,000	27,500
Payments of earn-out liability	(525)	-
Distributions paid to non-controlling interests	(3,200)	-
Distribution equivalent rights paid on unissued units	(683)	(206)
Net cash provided by (used in) financing activities	244,584	(10,827)
Net increase (decrease) in cash and cash equivalents	6,087	105
Cash and cash equivalents, beginning of period	6,599	4,454
Cash and cash equivalents, end of period	$12,686	$4,559
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,135	$2,534
Cash paid for income taxes	109	54
Non-cash investing and financing activities:
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	3,536	439
Issuance of common units in acquisition	30,200	-
Liabilities assumed in acquisition	4,523	-
Business acquisition purchase consideration - earn-out liability	19,700	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2014	$119,130	$93,588	$-	$348	$213,066
Net income	3,074	1,419	2,356	-	6,849
Other comprehensive income	-	-	-	(246)	(246)
Unit-based compensation	4,177	-	-	-	4,177
Contributions	-	-	86,960	-	86,960
Distribution equivalent rights paid on unissued units	(683)	-	-	-	(683)
Issuance of common units, net of offering costs	102,281	-	-	-	102,281
Distributions	(11,228)	(7,571)	(3,200)	-	(21,999)
Partners’ capital at September 30, 2015	$216,751	$87,436	$86,116	$102	$390,405

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

In July 2015, the Partnership issued 1,745,669 common units at a price of $18.50 per unit to United Energy Trading, LLC and Hawkeye Midstream, LLC in connection with the Partnership’s acquisition of UET Midstream, LLC.  Refer to “Note 3 – Acquisitions” for further discussion on the Pawnee Terminal Acquisition.

As of September 30, 2015, our Sponsor owned 68,617 common units and 5,146,264 subordinated units representing a 27% limited partner interest in us.  Our Sponsor also owns and controls our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

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

No impairment charges were recorded during the nine months ended September 30, 2015. Refer to “Note 5—Property, Plant and Equipment” for discussion on impairments recorded during the year ended December 31, 2014.

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

Deferred Rent

The Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

Contingencies

In the normal course of business, the Partnership may be subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.  If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Partnership’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.  If the estimate of a probable loss is a range and no amount within the range is more likely, the Partnership will accrue the minimum amount of the range.

There are many uncertainties associated with any legal proceeding and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.

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

Deferred Revenue

The Partnership may enter into arrangements with customers to construct terminal assets on the Partnership’s property. Such arrangements establish the pricing and require the customer to prepay for a portion of the future services. The Partnership records the prepayments as deferred revenue.

During the three months ended September 30, 2015, the Partnership recorded an out-of-period adjustment of approximately $0.4 million to defer revenue over the term of a customer agreement for terminalling services that commenced in the first quarter of 2015. The out-of-period adjustment resulted in a decrease of revenue of $0.4 million for the three months ended September 30, 2015 and has no impact on the nine months ended September 30, 2015.  The Partnership evaluated the effect of recording the adjustment out-of-period in the third quarter of 2015 rather than correcting its previously issued 2015 interim financial statements and concluded the impact was not material to any of the 2015 quarterly periods impacted.  The out-of-period adjustment does not apply to the three and nine months ended September 30, 2014 as the customer agreement as to which this adjustment relates had not yet been entered into.

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

In connection with the JBBR Acquisition, Joliet Holdings has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition, in connection with the purchase price allocation, at approximately $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  No revaluation adjustments were necessary during the three and nine months ended September 30, 2015.  As of September 30, 2015, Joliet Holdings

has incurred $0.5 million related to the earn-out obligation.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at			Earn-out	Balance at
	December 31	Initial	Revaluation	payments	September 30,
	2014	valuation	Adjustments	incurred	2015
Liabilities at fair value:
JBBR contingent consideration	$-	$19,700	$-	$(525)	$19,175
Total liabilities at fair value	$-	$19,700	$-	$(525)	$19,175

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

Noncontrolling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our noncontrolling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the noncontrolling interests.  Through September 30, 2015, $3.2 million of distributions have been made to noncontrolling interest holders of consolidated subsidiaries.  Refer to “Note 3 – Acquisitions” for discussion of the JBBR Acquisition which gave rise to the noncontrolling interests.

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

In August 2015, the FASB issued new guidance which adds comments from the SEC related to the presentation of debt issuance costs, as discussed above, and debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.

In September 2015, the FASB issued new guidance which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This new guidance requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Partnership is evaluating the effect that this new guidance will have on its consolidated and condensed financial statements and related disclosures.

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

Joliet Holdings is consolidated under the voting interest model in the Partnership’s operating results.  The GE EFS ownership interest in Joliet Holdings is presented separately as a noncontrolling interest.

The JBBR Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  In accordance with ASC 805, the Partnership recorded approximately $19.7 million of additional consideration related to Joliet Holdings’s earn-out payments as contingent consideration.   The $19.7 million is recorded on the balance sheet of the Partnership as a liability and will be reduced by future earn-out payments made to CenterPoint. This liability is subject to remeasurement each reporting period until the full amount of the earn-out has been satisfied.   The JBBR Purchase Price exceeded the approximately $211.0 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $24.7 million.  The Partnership believes the primary items that generated goodwill are the expected ability to grow the acquired business by leveraging its existing customer relationships and by attracting new customers based on the strategic location of the Joliet Terminal.  Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.3 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying consolidated statement of operations and comprehensive income.

The following table summarizes the consideration paid and the assets acquired at the JBBR Acquisition closing date (in thousands):

Consideration:
Cash paid to seller	$216,000
Earn-out liability recognized	19,700
Total consideration	$235,700
Allocation of purchase price:
Property and equipment	$156,991
Intangible assets	54,000
Goodwill	24,709
Net assets acquired	$235,700

Since the JBBR Acquisition closing date in May 2015 through September 30, 2015, the acquired JBBR assets have generated approximately $12.8 million in revenue and $5.9 million of operating income.

The unaudited pro forma results pursuant to ASC 805 related to the JBBR Acquisition have been excluded as the Joliet Terminal was under construction prior to the consummation of the JBBR Acquisition and therefore there were no revenue-producing activities previously associated with the Joliet Terminal. The Joliet Terminal, post-acquisition, is now operating and is generating revenue.  In addition, the historical financial information for the Joliet Terminal prior to the acquisition is not indicative of how the

Joliet Terminal is being operated since the JBBR Acquisition and would be of no comparative value in understanding the future operations of the Joliet Terminal.

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly-owned subsidiary Arc Terminals Holdings LLC (“Arc Terminals Holdings”), acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration of approximately $78.3 million (the “Pawnee Purchase Price”), consisting of cash and common units of the Partnership subject to certain adjustments including a reduction in the cash component of the consideration payable by Arc Terminals Holdings at closing equal to an agreed upon amount of UET Midstream’s revenue attributable to the period commencing on May 1, 2015 and ending on the closing date. The Pawnee Sellers remain responsible for all of UET Midstream’s operating expenses and are entitled to receive all of UET Midstream’s revenue, in each case to the extent attributable to the period prior to closing. UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  After taking into account certain estimated adjustments (which are subject to a further post-closing reconciliation procedure), the Pawnee Purchase Price paid to the Pawnee Sellers at closing of approximately $76.6 million consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership.   The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the  Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which results in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of approximately $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership recorded approximately $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million is recorded on the balance sheet as a current liability and will be reduced by any payments made to satisfy the identified construction costs.   The Partnership expects construction of the Pawnee Terminal to be completed by the second quarter of 2016.

The Pawnee Terminal Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  The Pawnee Terminal Acquisition purchase price equaled the approximately $74.5 million fair value of the identifiable assets acquired and accordingly, the Partnership did not recognize any goodwill as a part of the Pawnee Terminal Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.6 million and were expensed as incurred in accordance with ASC 805.  Management is currently reviewing the valuation of the net assets acquired in connection with the Pawnee Terminal Acquisition to determine the final purchase price allocation, which is expected to be completed in the fourth quarter of 2015.

The total preliminary purchase price of $74.5 million is subject to a further post-closing reconciliation procedure, and was preliminarily allocated to the net assets acquired as follows (in thousands):

Consideration:
Cash paid to seller	$44,332
Fair value of equity issued to seller	30,200
Total consideration	$74,532
Allocation of purchase price:
Property and equipment	$23,613
Intangible assets	55,442
Less: liabilities assumed	(4,523)
Net assets acquired	$74,532

Since the Pawnee Terminal Acquisition closing date in July 2015 through September 30, 2015, the acquired Pawnee Terminal has generated approximately $2.4 million in revenue and $0.8 million of operating income.

The unaudited pro forma operating results pursuant to ASC 805 related to the Pawnee Terminal Acquisition have been excluded due to immateriality.

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies.

“Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of September 30, 2015 and December 31, 2014 are represented below (in thousands):

Balance at December 31, 2014	$72,858
Equity earnings	7,510
Contributions	310
Distributions	(7,009)
Amortization of premium	(232)
Other comprehensive income	(246)
Balance at September 30, 2015	$73,191

Gulf LNG Holdings Acquisition

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from September 30, 2015 is as follows (in thousands):

Total
2015	$77
2016	309
2017	309
2018	309
2019	309
Thereafter	6,753
$8,066

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	September 30,	December 31,
	2015	2014
Balance sheets
Current assets	$7,029	$12,537
Noncurrent assets	897,314	918,334
Total assets	$904,343	$930,871
Current liabilities	$80,016	$85,818
Long-term liabilities	698,329	724,755
Member’s equity	125,998	120,298
Total liabilities and member’s equity	$904,343	$930,871

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income statements
Revenues	$46,624	$46,561	$139,873	$139,682
Total operating costs and expenses	14,070	14,198	42,559	42,629
Operating income	32,554	32,363	97,314	97,053
Net income	$24,402	$24,097	$72,819	$71,900

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	September 30,	December 31,
	2015	2014
Land	$74,854	$49,615
Buildings and site improvements	76,974	36,298
Tanks and trim	110,409	91,463
Pipelines	20,364	-
Machinery and equipment	116,018	32,815
Office furniture and equipment	2,568	2,348
Construction in progress	8,153	6,175
	409,340	218,714
Less: Accumulated depreciation	(30,920)	(22,828)
Property, plant and equipment, net	$378,420	$195,886

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

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	September 30,	December 31,
	in Years	2015	2014
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	39,900
Noncompete agreements	2-3	741	741
		154,868	45,426
Less: Accumulated amortization		(19,098)	(12,237)
Intangible assets, net		$135,770	$33,189

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $3.7 million for the remainder of 2015, $14.4 million in 2016, $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019 and $78.7 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing capacity. As of September 30, 2015, the Partnership had borrowings of $223.1 million under the Credit Facility at an interest rate of 3.20%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under the total leverage ratio covenant, as of September 30, 2015, the Partnership had $30.5 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment

In January 2014, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the First amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon (the “Portland Terminal”).

Second Amendment

In May 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of its financing for the JBBR Acquisition.  Upon the consummation of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175 million to $275 million.  In addition, the sublimit for letters of credit was increased from $10 million to $20 million.

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

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015
December 31, 2014	$0.4100	$5,309	February 17, 2015	February 9, 2015
September 30, 2014	$0.4100	$5,309	November 17, 2014	November 10, 2014

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and nine months ended September 30, 2015, the Partnership recorded approximately $0.2 million and $0.6 million, respectively, of unit-based compensation expense with respect to the Director Grants. As of September 30, 2015, the unrecognized unit-based compensation expense for the Director Grants is approximately $1.5 million, which will be recognized ratably over the remaining term of the awards.  In July 2015, one-third of the phantom units granted under the Director Grants vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and nine months ended September 30, 2015, the Partnership recorded approximately $1.0 million and $3.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. As of September 30, 2015, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $14.9 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and nine months ended September 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of September 30, 2015, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and  have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2015, the Partnership recorded less than $0.1 million and $0.2 million, respectively, of unit-based compensation expense during each period, with respect to the 2015 Equity Grants.  As of September 30, 2015, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.7 million, which will be recognized ratably over the remaining term of the awards.

During the nine months ended September 30, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of  57,100 phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and nine months ended September 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of September 30, 2015, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.9 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2015, the Partnership paid approximately $0.4 million and $1.2 million, respectively, in DERs to phantom unit holders. For the three and nine months ended September 30, 2015, $0.2 million and $0.7 million, respectively, was reflected as a reduction of partners’ capital,  and the other $0.2 million and $0.5 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2015 was $1.3 million and $4.2 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	9/30/2015
Balance at December 31, 2014	928,500	$25.46	7,500	$25.46	$13.44
Granted	102,768	$18.74	-	$-	$-
Vested	(33,330)	$25.46	-	$-	$-
Forfeited	(6,000)	$25.46	(200)	$25.46	$-
Balance at September 30, 2015	991,938	$24.76	7,300	$25.46	$13.44

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and nine months ended September 30, 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three and nine months ended September 30, 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$2,001	$1,636	$4,493	$6,239
Less:
Distribution equivalent rights for unissued units	243	211	711	417
Net income available to limited partners	$1,758	$1,425	$3,782	$5,822

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$1,763	$756	$3,033	$3,088
Net income (loss) allocated to subordinated unitholders	$(5)	$669	$749	$2,734
Net income allocated to limited partners:	$1,758	$1,425	$3,782	$5,822

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	9,152	6,868	9,701	6,868
Subordinated units - (basic and diluted)	6,081	6,081	6,081	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.19	$0.11	$0.31	$0.45
Subordinated - (basic and diluted)	$(0.00)	$0.11	$0.12	$0.45

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

For the three months ended September 30, 2015 and 2014, the General Partner incurred expenses of $1.3 million and $1.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the General Partner incurred expenses of $3.5 million and $3.0 million, respectively.  Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2015 and December 31, 2014, the Partnership had a payable of approximately $0.5 million and $0.4 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Throughput Agreements with UET

During July 2015, the Partnership acquired UET Midstream and its Pawnee Terminal from the Pawnee Sellers for approximately $44.3 million in cash and 1,745,669 in unregistered common units in the Partnership.  In connection with such acquisition, the Partnership acquired two terminalling services agreements with UET (each, a “UET Throughput Agreement”).  Each UET Throughput Agreement requires UET Midstream to make available to UET a minimum volume of throughput capacity on a monthly basis at the Pawnee Terminal in exchange for payment by UET of a fixed, per barrel monthly fee for such capacity regardless of whether UET utilizes any or all such throughput capacity, in each case subject to certain exceptions.  The minimum monthly contract throughput capacity increases each year during the initial five-year term under one of the UET Throughput Agreements. The initial term of each UET Throughput Agreement will automatically extend under certain circumstances.  Each UET Throughput Agreement requires UET to deliver crude that meets certain specifications and to pay certain other fees, including fees for the use of excess throughput capacity and certain other ancillary services.  The UET Throughput Agreements contain certain other customary insurance, indemnification, default and termination provisions, including the right of a party to terminate the applicable UET Throughput Agreement following an event of default and the expiration of all applicable cure periods.

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Center Oil	$1,664	$1,897	$5,053	$5,363
UET (a)	1,129	N/A	1,138	N/A
GCAC	468	464	1,371	1,390
Total	$3,261	$2,361	$7,562	$6,753

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition

The total receivables associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	September 30,	December 31,
	2015	2014
Center Oil	$880	$594
UET (a)	495	N/A
GCAC	310	306
Total	$1,685	$900

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition

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

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increases each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal, estimated at $10 million.  Assuming such improvements are completed, the base rent will increase by approximately $95,800 per month.  As of September 30, 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled approximately $9.6 million and, as a result, the base rent has increased by approximately $92,000 per month.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended September 30, 2015 and 2014, the expense associated with the Lease Agreement was $1.6 million and $1.6 million, respectively.  During the nine months ended September 30, 2015 and 2014, the expense associated with the Lease Agreement was $4.8 million and $4.9 million, respectively.  During the three and nine months ended September 30, 2015 and 2014, there was no variable rent associated with the Lease Agreement.

So long as Arc Terminals Holdings is not in default under the Lease Agreement, it shall have the right to purchase the Portland Terminal at the end of the third year of the Lease Agreement and at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the Purchase Option is not exercised, the Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of $4 million and $6 million, respectively.

Joliet LLC Agreement

In connection with the JBBR Acquisition, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 29.9% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights. Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the three and nine months ended September 30, 2015, the Partnership was paid $0.3 million and $0.7 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

PIPE Transaction

Registration Rights Agreement with PIPE Investors

Pursuant to a Unit Purchase Agreement dated as of February 19, 2015 (the “PIPE Purchase Agreement”) among the Partnership and the purchasers named therein (the “PIPE Purchasers”), the Partnership sold 4,520,795 common units at a price of $16.59 per common unit in a private placement (the “PIPE Transaction”) on May 14, 2015 for proceeds totaling $72.7 million after placement agent commissions and expenses, which were used to partially finance the Partnership’s portion of the purchase price of the JBBR Acquisition. As a part of the PIPE Transaction, the Partnership entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), dated May 14, 2015, with the PIPE Purchasers. The issuance of the common units pursuant to the PIPE Purchase

Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

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

UET Contribution Agreement

In July 2015, the Partnership, through its subsidiary Arc Terminals Holdings, entered into a contribution agreement (the “Contribution Agreement”) with the Pawnee Sellers, pursuant to which it acquired all of the limited liability company interests of UET Midstream from the Pawnee Sellers for total consideration of approximately $78.3 million, consisting of cash and common units of the Partnership subject to certain adjustments including a reduction in the cash component of the consideration payable by Arc Terminals Holdings at closing equal to an agreed upon amount of UET Midstream’s revenue attributable to the period commencing on May 1, 2015 and ending on the closing date. After taking into account certain estimated adjustments (which are subject to a further post-closing reconciliation procedure), the Pawnee Purchase Price paid to the Pawnee Sellers at closing of approximately $76.6 million consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership.   The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the Pawnee Transaction Units to the Pawnee Sellers (the “Initial Holders”) pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, the Partnership entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Initial Holders. The issuance of the Pawnee Transaction Units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) thereof.

Pursuant to the Pawnee Registration Rights Agreement, the Partnership is required to file a shelf registration statement to register the Pawnee Transaction Units not later than 90 days following the closing date and cause the registration statement to become effective not later than 180 days following the closing date (the “Registration Deadline”). In addition, the Pawnee Registration Rights Agreement gives the Initial Holders piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Initial Holders. If the shelf registration statement is not effective by the Registration Deadline, the Partnership is required to pay the Initial Holders liquidated damages in the amounts and upon the term set forth in the Pawnee Registration Rights Agreement.

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended		% of Receivables
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Customer A	13%	23%	18%	19%	11%	26%
Customer B	7%	14%	9%	13%	10%	13%
Customer C	36%	2%	24%	2%	32%	4%
Total	56%	39%	51%	34%	53%	43%

Note 13—Commitments and Contingencies

Environmental matters

The Partnership may have environmental liabilities that arise from time to time in the ordinary course of business and provides for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. There were no accruals recorded for environmental losses as of September 30, 2015 and December 31, 2014.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of September 30, 2015 are presented below (in thousands):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$223,063	$-	$-	$-	$223,063	$-	$-
Operating lease obligations	25,421	1,613	6,467	6,337	6,341	4,663	-
Earn-out obligations	19,175	342	1,369	1,369	1,369	1,369	13,357
Total	$267,659	$1,955	$7,836	$7,706	$230,773	$6,032	$13,357

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement (See “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” for further information).

During 2014, the members of Gulf LNG Holdings approved spending up to approximately $14.6 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility.  Through September 30, 2015, capital calls totaling $14.6 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro-rata share was approximately $1.5 million.  In September 2015, an additional capital call totaling $0.4 million was issued to all members of Gulf LNG Holdings, for which the Partnership’s pro-rate share was less than $0.1 million. This amount was paid in October 2015.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through December 31, 2016. As of September 30, 2015, no additional amounts had been paid or are owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  As of September 30, 2015, the Joliet Holdings has incurred $0.5 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

In connection with the Pawnee Terminal Acquisition, Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership expects the construction at the Pawnee Terminal to be completed by the second quarter of 2016.

Contingencies

On August 17, 2015, Arc Terminals Holdings received notice from a customer alleging that it breached its terminal services agreement with such customer due to the failure of Arc Terminals Holdings to possess all applicable permits required in connection its obligations to store and throughput sulphuric acid at its Blakeley, AL terminal.  On August 19, 2015, Arc Terminals Holdings consented to an order with the City of Mobile, pursuant to which the Arc Terminals Holdings was, among other things, prohibited from storing sulphuric acid in the City of Mobile in above ground storage tanks without first obtaining planning approval from the City of Mobile and directed to facilitate the removal of the sulphuric acid then being stored at the Blakeley, AL terminal. The City of Mobile also has asserted that they intend to fine Arc Terminals Holdings $298 per day for the period that Arc Terminals Holdings has stored sulphuric acid without the proper permits, which amount of approximately $67,000 has been accrued as of September 30, 2015 by the Partnership. Arc Terminals Holdings is working with the customer to attempt to resolve its allegations, which resolution could include providing alternative terminalling services to the customer at one of Arc Terminals Holdings’ other facilities.  The Partnership cannot predict whether the customer will accept services from one of Arc Terminals Holdings’ other facilities or the additional costs to Arc Terminals Holdings of providing services to the customer from such alternative facility.  Arc Terminals Holdings could also be subject to future claims made by the customer as a result of the alleged breach by Arc Terminals Holdings of such terminal services agreement.  As of September 30, 2015, the Partnership has established an accrual for the claims alleged by this customer.  While the

Partnership believes that the accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available.

Note 14—Subsequent Events

Cash Distributions

In October 2015, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.5 million for all common and subordinated units outstanding. The distribution is for the period from July 1, 2015 through September 30, 2015. The third quarter distribution represents a 3.5% increase over the second quarter 2015 cash distribution of $0.425 per unit ($1.70 per unit on an annualized basis) or a 7.3% increase over the third quarter 2014 cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis).  The distribution is payable on November 13, 2015 to unitholders of record on November 9, 2015.

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

Recent Developments

Pawnee Terminal Acquisition

In July 2015, we extended our operational footprint and customer relationships into the Colorado market by acquiring all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (”UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for a total consideration of approximately $78.3 million, consisting of cash and common units of the Partnership, subject to certain adjustments including a reduction in the cash component of the consideration payable at closing equal to an agreed upon amount of UET Midstream’s revenue attributable to the period commencing on May 1, 2015 and ending on the closing date. The Pawnee Sellers remained responsible for all of UET Midstream’s operating expenses and will be entitled to receive all of UET Midstream’s revenue, in each case to the extent attributable to the period prior to closing. UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal (the “Pawnee Terminal”) and a nearby development property in northeastern Weld County, Colorado.  The Pawnee Terminal serves as the primary injection point on the Northeast Colorado Lateral of the Pony Express Pipeline, providing the Pawnee Terminal customers with ultimate service to Cushing, Oklahoma.  The Pawnee Terminal has approximately 200,000 barrels of commingled storage capacity (with room for additional storage) and is capable of receiving crude oil via truck unloading stations and connections to local crude oil gathering systems.  As of the closing date, the Pawnee Terminal is servicing several third-party contracts with a weighted average contract life of approximately five years, with aggregate take-or-pay volume commitments increasing each year during such five-year period.   In connection with and as a result of the Pawnee Terminal Acquisition, we provide terminalling services to UET pursuant to two throughput agreements with initial terms of five years.

After taking into account an estimated amount of certain adjustments (which is subject to a further post-closing reconciliation procedure), the consideration paid to the Pawnee Sellers at closing of approximately $76.6 million consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership.   The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance at closing of 1,745,669 of our common units (“Pawnee Transaction Units”).  The fair value of the

Pawnee Transaction Units on the closing date was $17.30 per unit, which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights. Each Pawnee Seller agreed not to transfer the Pawnee Transaction Units acquired by it pursuant to the contribution agreement for a period of 180 days following the closing date. We will be responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof estimated to be approximately $11.0 million.  We recorded approximately $4.5 million of liabilities associated with the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million is recorded on the balance sheet as a liability and will be reduced by any payments made to satisfy the identified construction costs.  The Partnership expects construction of the Pawnee Terminal to be completed in the second quarter of 2016.

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

We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility (as defined herein). We sold 4,520,795 common units at a price of $16.59 to the purchasers in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of September 30, 2015, we had an aggregate of over 250 acres of available land in Blakeley, AL, Mobile, AL, Pawnee, CO, Buckingham, CO, Chillicothe, IL, Joliet, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

●

In the first, second and third quarters of 2015, phantom unit awards were granted under our 2013 Plan and the historical condensed consolidated financial statements do not reflect the impact of this expense in the first and second quarters of 2014.

●

In May 2015, we completed the JBBR Acquisition.   The historical condensed consolidated financial statements do not reflect the impact of these revenue and expenses in 2014 and the full year impact in 2015.

●

In July 2015, we completed the Pawnee Terminal Acquisition.  The historical condensed consolidated financial statements do not reflect the impact of these revenue and expenses in 2014 and the full year impact in 2015.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of September 30, 2015, the remaining term of each terminal use agreement is approximately 16 years.

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

Distributable Cash Flow

Distributable Cash Flow is a non-GAAP financial measure that management and external users of our consolidated financial statements may use to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders as well as measure the ability of our assets to generate cash sufficient to support our indebtedness and maintain our operations.  We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; (iv) equity earnings from the LNG Interest; and (v) deferred revenue adjustments; plus (vi) cash distributions from the LNG Interest.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to partners' capital	$2,001	$1,636	$4,493	$6,239
Income taxes	40	2	109	54
Interest expense	2,163	890	4,631	2,730
Depreciation (c)	3,182	1,860	7,346	5,319
Amortization (c)	3,100	1,367	6,065	4,060
One-time non-recurring expenses (a)	888	-	3,620	451
Non-cash unit-based compensation	1,333	1,437	4,185	1,437
Non-cash deferred rent expense (b)	88	473	390	2,506
Adjusted EBITDA	$12,795	$7,665	$30,839	$22,796
Cash interest expense	(1,909)	(819)	(4,135)	(2,534)
Cash income taxes	(40)	(2)	(109)	(54)
Maintenance capital expenditures	(2,979)	(625)	(3,974)	(1,802)
Equity earnings from the LNG Interest	(2,518)	(2,482)	(7,510)	(7,406)
Deferred revenue (d)	682	-	682	-
Cash distributions received from the LNG Interest	2,632	2,704	7,009	7,298
Distributable Cash Flow	$8,663	$6,441	$22,802	$18,298

(a)

The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred for which the Partnership receives credit under its Credit Facility.

(b)	The non-cash deferred expense relates to the accounting treatment for the Portland Terminal lease transaction termination fees.

(c) The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the JBBR Acquisition.

(d) Deferred revenue relates to the accounting treatment for certain arrangements with customers to construct terminal assets on our property for which we have already received upfront cash payments.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except operating data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Third-party customers	$20,823	$11,329	$49,188	$34,878
Related parties	3,261	2,361	7,562	6,753
	24,084	13,690	56,750	41,631
Expenses:
Operating expenses	7,764	6,627	21,058	21,101
Selling, general and administrative	4,272	2,743	12,969	6,550
Selling, general and administrative - affiliate	1,306	1,054	3,468	2,994
Depreciation	3,630	1,860	8,092	5,319
Amortization	3,717	1,367	7,093	4,060
Total expenses	20,689	13,651	52,680	40,024
Operating (loss) income	3,395	39	4,070	1,607
Other income (expense):
Equity earnings from unconsolidated affiliate	2,518	2,482	7,510	7,406
Other income	2	7	9	10
Interest expense	(2,163)	(890)	(4,631)	(2,730)
Total other income, net	357	1,599	2,888	4,686
Income before income taxes	3,752	1,638	6,958	6,293
Income taxes	40	2	109	54
Net income	3,712	1,636	6,849	6,239
Net income attributable to non-controlling interests	(1,711)	-	(2,356)	-
Net income attributable to partners' capital	$2,001	$1,636	$4,493	$6,239
Other Financial Data:
Adjusted EBITDA	$12,795	$7,665	$30,839	$22,796
Distributable Cash Flow	$8,663	$6,441	$22,802	$18,298
Operating Data:
Storage capacity (bbls)	6,925,100	6,425,100	6,925,100	6,425,100
Throughput (bpd)	120,470	64,806	118,512	71,788

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Storage Capacity. Storage capacity for the three months ended September 30, 2015 increased by 500,000 barrels or 8% compared to the three months ended September 30, 2014.  The increase in storage capacity is related to the JBBR Acquisition and Pawnee Terminal Acquisition.

Throughput Activity. Throughput activity for the three months ended September 30, 2015 increased by 55.7 mbpd or 86%, compared to the three months ended September 30, 2014.  The increase was due to the JBBR Acquisition and the Pawnee Terminal Acquisition and increased customer activity in Brooklyn, NY, Selma, NC, Cleveland, OH, Blakeley, AL and Mobile, AL offset by the expiration of customer agreements in Baltimore, MD and decreased customer activity in Chickasaw, AL and Portland, OR.

Revenues. The following table details the types and amounts of revenues generated during the three months ended September 30, 2015 and 2014 (in thousands, except percentages).

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$22,293	$11,654	$10,639	91%
Ancillary services fees	1,791	2,036	(245)	-12%
Total revenues	$24,084	$13,690	$10,394	76%

Revenues for the three months ended September 30, 2015 increased by $10.4 million, or 76%, compared to the three months ended September 30, 2014.  The $10.6 million, or 91%, increase in storage and throughput services fees was the result increased throughput activity at certain refined products terminals and the new customer agreements acquired in the JBBR Acquisition and Pawnee Terminal Acquisition offset by reduced customer activity Chickasaw, AL and Portland, OR.  The $0.3 million, or 12%, decrease in ancillary services fees was driven by a reduction in customer activity in our Gulf Coast terminals compared to the third quarter of 2014.

Operating Expenses. Operating expenses for the three months ended September 30, 2015 increased by $1.1 million, or 17%, compared to the three months ended September 30, 2014. The $1.1 million increase in operating expenses was the result of higher property taxes, repair and maintenance expenses, employee and contract labor expenses as a result of the acquisition of the Joliet, IL and Pawnee, CO terminals.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended September 30, 2015 increased by $1.8 million, or 47%, compared to the three months ended September 30, 2014.  The increase in SG&A expense was the result an of increase in due diligence expense of approximately $0.4 million, which was related to the JBBR Acquisition and Pawnee Terminal Acquisition, an increase in our professional fees of $1.2 million related to permitting issues at the Blakeley, AL terminal and an increase in audit and tax compliance expenses and an increase in expenses paid to our General Partner of $0.2 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended September 30, 2015 increased by $1.8 million, or 95%, compared to the three months ended September 30, 2014, primarily due to the impact of the JBBR Acquisition and the Pawnee Terminal Acquisition, the 2015 capital expenditure program at the Gulf Coast terminal for customer expansion activities and incremental maintenance.  Amortization expense for the three months ended September 30, 2015 increased by $2.4 million, or 172%, compared to the three months ended September 30, 2014, primarily due to the intangible assets purchased in the JBBR Acquisition and Pawnee Terminal Acquisition.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended September 30, 2015 increased less than $0.1 million, or 1%, compared to the three months ended September 30, 2014.

Interest Expense. Interest expense for the three months ended September 30, 2015 increased $1.3 million, or 143%, compared to the three months ended September 30, 2014. The increase in interest expense is the result of higher outstanding indebtedness during the three months ended September 30, 2015 compared to September 30, 2014.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the JBBR Acquisition and the Pawnee Terminal Acquisition.

Net Income. Net income for the three months ended September 30, 2015 increased by $2.1 million, or 127%, compared to the three months ended September 30, 2014.   The increase is primarily related to an increase in revenues of $10.4 million principally attributable to the JBBR Acquisition and Pawnee Terminal Acquisition offset by an increase in operating expenses of $1.1 million as a result of the 2015 acquisitions, an increase in SG&A expenses of $1.8 million related to an increase in our due diligence expenses associated with acquisition-related activities, professional fees and expenses paid to our General Partner, an increase in depreciation and amortization of $1.8 million and $2.4 million, respectively, attributable to our 2015 acquisitions and an increase of $1.3 million of interest expense as a result of higher outstanding indebtedness during the three months ended September 30, 2015 due to our 2015 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2015 increased by $5.1 million, or 67%, compared to the three months ended September 30, 2014.  The increase in Adjusted EBITDA for the three months ended September 30, 2015 was primarily attributable to the increase activity at certain refined product terminals and the contribution of the Joliet Terminal and Pawnee Terminal operations.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Storage Capacity. Storage capacity for the nine months ended September 30, 2015 increased by 500,000 barrels or 8% compared to the nine months ended September 30, 2014.  The increase in storage capacity is related to the JBBR Acquisition and the Pawnee Terminal Acquisition.

Throughput Activity. Throughput activity for the nine months ended September 30, 2015 increased by 46.7 mbpd, or 65%, compared to the nine months ended September 30, 2014.  The increase was due to the Pawnee Terminal Acquisition and increased customer activity in Brooklyn, NY, Mobile – Methanol, AL and Selma, NC offset reduced customer activity and the expiration of customer agreements in Baltimore, MD, Blakeley, AL, Chickasaw, AL, Portland, OR and Saraland, AL.

Revenues. The following table details the types and amounts of revenues generated during the nine months ended September 30, 2015 and 2014 (in thousands, except percentages).

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$51,871	$35,754	$16,117	45%
Ancillary services fees	4,879	5,876	(997)	-17%
Total revenues	$56,750	$41,630	$15,120	36%

Revenues for the nine months ended September 30, 2015 increased by $15.1 million, or 36%, compared to the nine months ended September 30, 2014.  The $16.1 million, or 45%, increase in storage and throughput services fees was the result of the execution of new customer agreements in Blakeley, AL and Toledo, OH, amendments to existing customer agreements in Brooklyn, NY and Portland, OR, increased throughput activity at certain refined products terminals and the new customer agreements acquired in the JBBR Acquisition and Pawnee Terminal Acquisition offset by reduced customer activity and the expiration of customer agreements in Blakeley, AL, Chickasaw, AL, Mobile, AL and Saraland, AL.  The $1.0 million, or 17%, decrease in ancillary services fees was driven by a reduction in customer activity in our Gulf Coast terminals compared to the nine months ended September 30, 2014.

Operating Expenses. Operating expenses for the nine months ended September 30, 2015 decreased by less $0.1 million, or 0%, compared to the nine months ended September 30, 2014. The less than $0.1 million decrease in operating expenses was the result of lower utility and contractor expenses because of reduced transloading activity at the Gulf Coast terminals offset by the additional operating expenses at the newly acquired Joliet Terminal and Pawnee Terminal.

Selling, General and Administrative Expenses.  SG&A expenses for the nine months ended September 30, 2015 increased by $6.9 million, or 72%, compared to the nine months ended September 30, 2014.  The increase in SG&A expense was the result of an increase in employee compensation of $2.8 million related to the implementation of the 2013 LTIP in July 2014 and the related grant awards, an increase in professional fees of $1.7 million related to permitting issues at the Blakeley, AL terminal and an increase in audit and tax compliance expenses, an increase in due diligence expense of approximately $1.8 million, which was related to the JBBR Acquisition and Pawnee Terminal Acquisition, and an increase in expenses paid to the General Partner of $0.5 million.

Depreciation and Amortization Expense. Depreciation expense for the nine months ended September 30, 2015 increased by $2.8 million, or 52%, compared to the nine months ended September 30, 2014. The increase is primarily due to the impact of the JBBR Acquisition and Pawnee Terminal Acquisition, the 2014 capital expenditures program which included expansion capital expenditures to upgrade our Blakeley, AL, Chickasaw, AL and Cleveland, OH terminals for customer expansion activities and incremental maintenance capital expenditures at our Mobile AL and Brooklyn, NY facilities.  Amortization expense for the nine months ended September 30, 2015 increased by $3.0 million, or 75%, compared to the nine months ended September 30, 2014, due to intangible assets purchased in the JBBR Acquisition and Pawnee Terminal Acquisition.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the nine months ended September 30, 2015 increased by $0.1 million, or 1%, compared to the nine months ended September 30, 2014.

Interest Expense. Interest expense for the nine months ended September 30, 2015 increased $1.9 million, or 70%, compared to the nine months ended September 30, 2014. The increase in interest expense is a result of higher outstanding indebtedness during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase in indebtedness was primarily related to amounts drawn from the Credit Facility to partially finance the JBBR Acquisition and the Pawnee Terminal Acquisition.

Net Income. Net income for the nine months ended September 30, 2015 increased by $0.6 million, or 10%, compared to the nine months ended September 30, 2014. The increase is primarily related to an increase in revenues of $15.1 million attributable to the operating results of JBBR, which was acquired in May 2015 by the Partnership in a joint venture arrangement with an affiliate GE EFS, and UET Midstream, which was acquired in July 2015, new customer agreements and amendments to existing customer agreements offset by an increase in due diligence expenses associated with acquisition-related activities of $1.8 million,  an increase of $2.8 million of unit-based compensation expense associated with the 2013 Plan, an increase in professional fees of $1.7 million, an increase in expenses paid to the General Partner of $0.5 million and increases in depreciation, amortization and interest expense of $2.8 million, $3.0 million and $1.9 million, respectively, primarily attributable to the JBBR Acquisition and Pawnee Terminal Acquisition.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2015 increased by $8.0 million, or 35%, compared to the nine months ended September 30, 2014.  The increase in Adjusted EBITDA for the nine months ended September 30, 2015 was primarily attributable to the execution of new customer agreements in Blakeley, AL and Toledo, OH, reduced operating expenses at our Gulf Coast facilities, increased customer activity at certain refined products terminals and the contribution of the Joliet Terminal and Pawnee Terminal operations.

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

In October 2015, we declared a quarterly distribution of $0.44 per common unit and subordinated unit per quarter, which equates to approximately $8.5 million per quarter, or $33.9 million per year, based on the number of common and subordinated units outstanding as of November 2, 2015.  The distribution is payable on November 13, 2015 to unitholders of record on November 9, 2015.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower.  The Credit Facility matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of September 30, 2015, we had borrowings of $223.1 million under the Credit Facility at an interest rate of 3.20%.  During the first and second quarter of 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of September 30, 2015, we had $30.5 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment to Credit Agreement

In January 2014, in connection with the Lease Agreement, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland Terminal.

Second Amendment to Credit Agreement

In May 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of its financing for the JBBR Acquisition.  Upon the closing of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175 million to $275 million.  In addition, the sublimit for letters of credit was increased from $10 million to $20 million.

Third Amendment to Credit Agreement

In July 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Third Amendment to the Credit Facility (the “Third Amendment”) as part of its financing for the Pawnee Terminal Acquisition.  Upon the consummation of the Pawnee Terminal Acquisition in July 2015, the aggregate commitments under the Credit Facility increased from $275 million to $300 million.

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

Pawnee Terminal Acquisition Financing

In July 2015 we purchased all of the membership interests in UET Midstream from the Pawnee Sellers for a base purchase price, after taking into account certain estimated adjustments, of $76.6 million (which is subject to a further post-closing reconciliation procedure).  The purchase paid to the Pawnee Sellers at closing consisted of approximately $44.3 million in cash and approximately $32.3 million in unregistered common units of the Partnership. The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s unit price on the closing date), which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million In addition, we borrowed $47.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the Pawnee Terminal Acquisition.

Contingencies

On August 17, 2015, Arc Terminals Holdings received notice from a customer alleging that it breached its terminal services agreement with such customer due to the failure of Arc Terminals Holdings to possess all applicable permits required in connection with its obligations to store and throughput sulphuric acid at its Blakeley, AL facility.  On August 19, 2015, Arc Terminals Holdings consented to an order with the City of Mobile, pursuant to which Arc Terminals Holdings was, among other things, prohibited from storing sulphuric acid in the City of Mobile in above ground storage tanks without first obtaining planning approval from the City of Mobile and directed to facilitate the removal of the sulphuric acid then being stored at the Blakeley facility. The City of Mobile also has asserted that they intend to fine Arc Terminals Holdings $298 per day for the period that Arc Terminals Holdings has stored sulphuric acid without the proper permits, which amount of approximately $67,000 has been accrued as of September 30, 2015 by the Partnership. Arc Terminals Holdings is working with the customer to attempt to resolve its allegations, which resolution could include providing alternative terminalling services to the customer at one of Arc Terminals Holdings’ other facilities. We cannot predict whether the customer will accept services from one of Arc Terminals Holdings’ other facilities or the additional costs to Arc Terminals Holdings of providing services to the customer from such alternative facility.  Arc Terminals Holdings could also be subject to future claims made by the customer as a result of the alleged breach by Arc Terminals Holdings of such terminal services agreement.  As of September 30, 2015, the Partnership has established an accrual for the claims alleged by this customer.  While the Partnership believes that the accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available.  While it is not possible to accurately predict or determine the eventual outcome of this matter, an adverse determination in this matter currently pending could have a material adverse effect on our financial condition, results of operations or cash flows.  The terminal services agreement provides for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of the agreement, that would represent less than 1% of the Partnership’s total revenue for the three months ended September 30, 2015.

Cash Flows

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$28,631	$17,716	$10,915	62%
Investing activities	(267,128)	(6,784)	(260,344)	N/M
Financing activities	244,584	(10,827)	255,411	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $28.6 million for the nine months ended September 30, 2015 compared to $17.7 million for the nine months ended September 30, 2014. This $10.9 million increase across periods was primarily attributable to an increase in certain non-cash items of $8.5 million (depreciation, amortization and unit-based compensation), an increase in working capital of $1.8 million and an increase in net income of $0.6 million.  The increase in cash provided by changes in working capital of $1.8 million across the comparable periods was primarily due to the changes in cash provided by amounts due to our General Partner, other current assets, accounts payable and accrued expenses of $0.9 million, $0.6 million, $5.1 million and $1.8 million, respectively, partially offset by cash used in changes to accounts receivables of $3.1 million and other liabilities of $2.5 million.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $267.1 million for the nine months ended September 30, 2015, of which $260.3 million was used for the JBBR Acquisition and the Pawnee Terminal Acquisition, $0.3 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $6.5 million was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2014, of which $6.1 million was used for construction and improvements of our Blakeley, AL, Chickasaw, AL and Mobile, AL facilities and $0.7 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $245.1 million for the nine months ended September 30, 2015, compared to net cash flows used in financing activities of $10.8 million for the nine months ended September 30, 2014. This $255.9 million increase was primarily attributable to an increase in net borrowings from our Credit Facility of $110.0 million, net proceeds from our equity offering of $72.1 million and equity contributions from non-controlling interests of 87.0 million all connected to the JBBR Acquisition and Pawnee Terminal Acquisition offset by an increase in distributions of $5.9 million and an increase in deferred financing costs of $3.0 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$223,063	$-	$-	$223,063	$-
Operating lease obligations	25,421	6,463	12,710	6,248	-
Earn-out obligations	19,175	1,369	2,738	2,738	12,330
Total	$267,659	$7,832	$15,448	$232,049	$12,330

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

We incurred maintenance and expansion capital expenditures for the three and nine months ended September 30, 2015 and 2014 as set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Maintenance capital expenditures	$2,979	$625	$3,974	$1,802
Expansion capital expenditures	3,670	808	6,048	4,740
Total capital expenditures	$6,649	$1,433	$10,022	$6,542

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The increase during the three months and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was due to maintenance dredging at our Gulf Coast terminals, maintenance to the marine infrastructure at our Chickasaw, AL terminal and tank containment maintenance at our Brooklyn, NY terminal, all which did not occur during the three months ended September 30, 2014 because these types of maintenance projects do not occur on an annual basis.

Expansion Capital Expenditures

During the three and nine months ended September 30, 2015, we invested capital to upgrade the Blakeley, AL, Brooklyn, NY and Mobile - Methanol, AL terminals in connection with new long-term customer agreements, invested capital to upgrade the Portland, OR terminal to support an existing customer agreement and invested capital to expand the marine infrastructure and capabilities of the Chickasaw, AL terminal.

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

Critical Accounting Policies and Estimates

As of September 30, 2015, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2014 Partnership 10-K, as filed with the SEC.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2015, we had $223.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and nine months ended September 30, 2015 was approximately 3.5%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.5.million increase and a $1.2 million increase in interest expense for the three and nine months ended September 30, 2015, 2015 respectively,  assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: November 6, 2015	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution Agreement, dated as of July 14, 2015, by and among Arc Terminals Holdings LLC, as Acquiror, and United Energy Trading, LLC and Hawkeye Midstream, LLC, as Contributors, and, to the extent set forth therein, Arc Logistics Partners LP (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 15, 2015 (SEC File No. 001-36168)).

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

4.1

Registration Rights Agreement, dated as of July 14 2015, by and among Arc Logistics Partners LP, United Energy Trading, LLC and Hawkeye Midstream, LLC (incorporated herein by reference to Exhibit 4.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 15, 2015 (SEC File No. 001-36168)).

10.1

Third Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of July 14, 2015, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings, LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC and Blakeley Logistics, LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 15, 2015 (SEC File No. 001-36168)).

10.2*†	Amended and Restated Throughput Agreement by and among UET Midstream, LLC and United Energy Trading, LLC for the Pawnee Terminal, dated as of July 6, 2015.

10.3*†	Amended and Restated Throughput Agreement by and among UET Midstream, LLC and United Energy Trading, LLC for the Pawnee Terminal, dated as of July 8, 2015.

10.4*††	Terminal Services Agreement, dated as of May 28, 2014, by and between Joliet Bulk, Barge & Rail LLC and ExxonMobil Oil Corporation.

10.5*††	Amendment to Terminal Services Agreement, dated as of September 30, 2014, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation.

10.6*††	Crude Oil Throughput and Deficiency Agreement, dated as of May 28, 2014, by and between JBBR Pipeline LLC and ExxonMobil Oil Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated September 18, 2015 (SEC File No. 001-36168)