Form 10-K
period 2015-12-31
Arc Logistics Partners LP
filed 2016-03-11
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-36168

ARC LOGISTICS PARTNERS LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4767846
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
725 Fifth Avenue, 19th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 993-1290

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $198,781,000, based upon a closing price of $17.56 per common unit as reported on the New York Stock Exchange on such date.

As of March 7, 2016, there were 13,174,410 common units and 6,081,081 subordinated units outstanding.

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

Overview

We are a fee-based, growth-oriented Delaware limited partnership formed by our Sponsor to own, operate, develop and acquire a diversified portfolio of complementary energy logistics assets. We are principally engaged in the terminalling, storage, throughput and transloading of crude oil and petroleum products. We are focused on growing our business through the optimization, organic development and acquisition of terminalling, storage, rail, pipeline and other energy logistics assets.

Our primary business objective is to generate stable cash flows that enable us to pay quarterly cash distributions to unitholders and, over time, increase quarterly cash distributions. We intend to achieve this objective by evaluating long-term infrastructure needs in the areas we serve and by growing our network of energy logistics assets through expansion of existing facilities, constructing new facilities in existing or new markets and completing strategic acquisitions.

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. We generate revenues by providing the following fee-based services to our customers:

●

Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of the customers’ use of the facility. Storage and throughput services fees accounted for approximately 92% of our revenue for the year ended December 31, 2015 and approximately 86% of our revenue for each of the years ended December 31, 2014 and 2013.

●

Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ needs and activity levels. Ancillary services fees accounted for approximately 8% of our revenue for the year ended December 31, 2015 and approximately 14% of our revenue for each of the years ended December 31, 2014 and 2013.

We believe that the high percentage of take-or-pay storage and throughput services fees generated from a diverse portfolio of multi-year contracts, coupled with minimal exposure to commodity price fluctuations, creates stable cash flow and lessens the exposure to market factors including supply and demand volatility.

We also receive cash distributions from the LNG Interest we acquired on November 12, 2013, which we account for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements with several integrated, multi-national oil and gas companies for all of the capacity of the LNG Facility that began commercial operation in October 2011. As of December 31, 2015, the remaining term of each of these terminal use agreements is approximately 16 years.

Relationship with Lightfoot

Our Sponsor, Lightfoot, is a private investment vehicle that focuses on investing directly in master limited partnership-qualifying businesses and assets. Lightfoot investors include affiliates of, and funds under management by, GE Energy Financial Services (“GE EFS”), Atlas Energy Group, BlackRock Investment Management, LLC, Magnetar Financial LLC, CorEnergy Infrastructure Trust, Inc. (“CorEnergy”) and Triangle Peak Partners Private Equity, LP. Lightfoot has a significant interest in us through its ownership of a 27% limited partner interest in us, 100% of our General Partner and all of our incentive distribution rights.

Recent Developments

Acquisitions

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million.  The acquisition, which expanded our operational footprint into the state of Pennsylvania increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals.  In connection with this acquisition, we acquired an option to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial term of two years.   We provide throughput and related terminalling services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”).  We expect to invest additional capital over the next two to three years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving loading capabilities and other various terminal improvements.

Pawnee Terminal Acquisition

In July 2015, we acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration, net of certain adjustments, of $76.6 million (the “Pawnee Terminal Acquisition”), consisting of $44.3 million in cash and $32.3 million in common units.  The cash portion was financed with borrowings under the Credit Facility. The number of common units issued to the Pawnee Sellers at the closing was based upon an issuance price of $18.50 per unit, which resulted in the issuance at closing of 1,745,669 common units.  In connection with the issuance of the common units to the Pawnee Sellers, we entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.

UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal (the “Pawnee Terminal”) and a nearby development property in northeastern Weld County, Colorado. The Pawnee Terminal has approximately 200,000 barrels of commingled storage capacity (with land available and permits in place for additional storage capacity) and is capable of receiving crude oil via truck unloading stations and connections to local crude oil gathering systems. The Pawnee Terminal has several customers, including UET, who have each entered into long-term terminal service agreements, with a weighted average contract life of approximately five years, measured from the acquisition’s closing date.  As of the closing date of the Pawnee Terminal Acquisition, the Pawnee Terminal was operational and was servicing the acquired contracts.  We are responsible for completing the remaining construction of the Pawnee Terminal, which costs were estimated to be approximately $11.0 million as of the closing date.  We expect construction of the Pawnee Terminal to be completed in 2016.

JBBR Acquisition

In May 2015, we formed a joint venture company with an affiliate of GE EFS known as Arc Terminals Joliet Holdings LLC (“Joliet Holdings”), which acquired all of the membership interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million (the “JBBR Acquisition”). JBBR's principal assets consist of a petroleum products terminal and a 4-mile crude oil pipeline (collectively, the “Joliet Terminal”) located in Joliet, Illinois. The Joliet Terminal commenced commercial operations on May 17, 2015, and construction of the Joliet Terminal has been completed. The Joliet Terminal has the capability to unload approximately 85,000 barrels of crude oil per day and has approximately 300,000 barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline to deliver product to its customer. The Joliet Terminal is supported by a terminal services agreement and a throughput and deficiency agreement with a major oil company, each with an initial term of three years, measured from the acquisition’s closing date, based on minimum throughput volume commitments.

We manage ongoing operations of the Joliet Terminal and own a 60% interest in Joliet Holdings. We financed our approximate $130.0 million portion of the purchase price of the JBBR Acquisition with a combination of borrowings under the Credit Facility and net proceeds from the sale of common units in a private placement. We sold 4,520,795 common units at a price of $16.59 in a private placement offering for total proceeds of $72.7 million after placement agent commissions and expenses.  In addition, we borrowed $61.0 million under the Credit Facility to finance the balance of our portion of the purchase price.

In connection with the JBBR Acquisition, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.

Other Recent Developments

LNG Facility Arbitration

On March 1, 2016, an affiliate of Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the LNG Facility.  Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to the Notice of Arbitration, Eni USA seeks declaratory and monetary relief in respect of its terminal use agreement, asserting that (i) the changes in the U.S. natural gas market since the execution of the terminal use agreement in December 2007 have “frustrated the essential purpose” of the terminal use agreement and (ii) the activities undertaken by affiliates of Gulf LNG Holdings “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the terminal use agreement.

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. No date has been set for such arbitration.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the year ended December 31, 2015, 23% and 30% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Assets and Operations

As of March 7, 2016, our energy logistics assets are strategically located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, our facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. Our trained employees and specific assets allow customers to meet the specialized handling requirements that may be required by particular products. Our combination of diverse geographic locations and logistics platforms gives us the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

Our assets consist of:

●

21 terminals in twelve states located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States with approximately 7.7 million barrels of crude oil and petroleum product storage capacity;

●	four rail transloading facilities with approximately 126,000 bpd of throughput capacity; and
●

the LNG Interest in connection with the LNG Facility, which has 320,000 M3 of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks. The following table sets forth certain information regarding our terminal facilities:

			Shell
			Capacity
Name	Location	Principal Products	(bbls)	Supply & Delivery Modes
Altoona (1)	Altoona, PA	Gasoline; Distillates; Ethanol; Biodiesel	163,000	Pipeline; Truck
Baltimore (2)	Baltimore, MD	Gasoline; Distillates; Ethanol	442,000	Pipeline; Railroad; Marine; Truck
Blakeley	Blakeley, AL	Crude Oil; Asphalt; Fuel Oil; Crude Tall Oil	708,000	Marine; Truck
Brooklyn	Brooklyn, NY	Gasoline; Ethanol	63,000	Pipeline; Marine; Truck
Chickasaw	Chickasaw, AL	Crude Oil; Distillates; Fuel Oil; Crude Tall Oil	609,000	Railroad; Marine; Truck
Chillicothe	Chillicothe, IL	Gasoline; Distillates; Ethanol; Biodiesel	273,000	Truck
Cleveland - North	Cleveland, OH	Gasoline; Distillates; Ethanol; Biodiesel	426,000	Pipeline; Railroad; Marine; Truck
Cleveland - South	Cleveland, OH	Gasoline; Distillates; Ethanol; Biodiesel	191,000	Pipeline; Railroad; Marine; Truck
Dupont (1)	Pittston, PA	Gasoline; Distillates; Ethanol; Biodiesel	138,000	Pipeline; Truck
Joliet (3)	Joliet, IL	Crude Oil: Dry Bulk	300,000	Marine; Railroad; Truck
Madison	Madison, WI	Gasoline; Distillates; Ethanol; Biodiesel	150,000	Pipeline; Truck
Mechanicsburg (1)	Mechanicsburg, PA	Gasoline; Distillates; Ethanol; Biodiesel	378,000	Pipeline; Truck
Mobile - Main	Mobile, AL	Crude Oil; Fuel Oil; Asphalt	1,093,000	Marine; Truck
Mobile - Methanol	Mobile, AL	Methanol	294,000	Marine; Truck
Norfolk	Chesapeake, VA	Gasoline; Distillates; Ethanol	212,600	Pipeline; Marine; Truck
Pawnee	Weld County, CO	Crude Oil	200,000	Pipeline; Truck
Portland (4)	Portland, OR	Crude Oil; Asphalt; Aviation Gas; Distillates; Jet Fuel	1,466,000	Railroad; Marine; Truck
Selma	Selma, NC	Gasoline; Distillates; Ethanol; Biodiesel	171,000	Pipeline; Truck
Spartanburg (2)	Spartanburg, SC	Gasoline; Distillates; Ethanol	82,500	Pipeline; Truck
Williamsport (1)	Williamsport, PA	Gasoline; Distillates; Ethanol; Biodiesel	137,000	Pipeline; Truck
Toledo	Toledo, OH	Gasoline; Distillates; Aviation Gas; Ethanol; Biodiesel	244,000	Pipeline; Railroad; Marine; Truck
Total Terminals			7,741,100

(1)  The Pennsylvania Terminals were acquired in January 2016.

(2)

The capacity represents our 50% share of the 884,000 barrels of available total shell storage capacity of the Baltimore terminal and the 165,000 barrels of available total shell storage capacity of the Spartanburg terminal. These two terminals are co-owned with and operated by CITGO Petroleum Corporation (“CITGO”).

(3)   Represents 100% of the Joliet Terminal.

(4)	The Portland terminal is leased to us from LCP Oregon Holdings LLC (“LCP Oregon”), an entity owned by CorEnergy.

Terminals

Each of our terminals has unique operating characteristics that determine the available product and customer slate for that location. The following specific terminal descriptions provide details regarding each of our facilities:

Altoona. The Altoona terminal is a pipeline facility located in Altoona, PA. We have owned and operated the facility since we acquired the facility in January 2016. The fifteen-acre site has seven tanks with a total shell storage capacity of 163,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and generic additive systems as ancillary services to our customers.

Baltimore. The Baltimore terminal is a pipeline/marine facility located on property adjoining the Chesapeake Bay in Baltimore, MD. We have co-owned the facility equally with CITGO since we acquired our 50% undivided ownership interest in the facility in February 2010. CITGO is the operator of the terminal under a long-term co-tenancy in common agreement. The 20-acre site has 22 storage tanks with a total shell storage capacity of 884,000 barrels, of which 442,000 barrels are available to our customers. The terminal receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, railroad, marine barge or truck loading rack. The terminal has unit train unloading capabilities from a neighboring rail facility, which offers our customers the ability to deliver unit trains of ethanol into the terminal. The terminal offers bunkering services, ethanol blending and additive systems as ancillary services to our customers.

Blakeley. The Blakeley terminal is a marine facility located on property adjoining the Tensaw River in Mobile, AL. We have owned and operated the facility since we acquired the partially constructed facility in May 2010. The 14-acre site has eight tanks with a total shell storage capacity of 708,000 barrels. The terminal receives, stores and delivers asphalt, crude oil, fuel oils, distillates and crude tall oil. Products are received and/or delivered via marine vessel (up to Aframax size vessels) or truck loading rack. The terminal offers both a steam and hot oil heating system, as well as blending and mixing, as ancillary services to its customers. The terminal is permitted for the construction of another 230,000 barrels of storage and has incremental land available to construct an additional 700,000 barrels of storage.

Brooklyn. The Brooklyn terminal is a pipeline/marine facility on property adjoining Newtown Creek in Brooklyn, NY. We have owned and operated the facility since we acquired the facility in February 2013. The six-acre site has 10 tanks with a total shell storage capacity of 63,000 barrels. The terminal receives, stores and delivers gasoline and ethanol. Products are received via pipeline, marine barge or truck loading rack and delivered via truck. The terminal offers one generic and two proprietary gasoline additive systems as ancillary services to its customers.

Chickasaw. The Chickasaw terminal is a rail/marine facility located on property adjoining the Tensaw River in Chickasaw, AL. We have owned and operated the facility since we acquired the facility in May 2010. The 16-acre site has 17 tanks with a total shell storage capacity of 609,000 barrels. The terminal receives, stores and delivers fuel oils, distillates, crude tall oil, marine diesel, and black liquor soap. Products are received and/or delivered via railroad, marine barge or truck loading rack. The terminal offers steam heating, blending and railcar unloading/management as ancillary services to our customers.

Chillicothe. The Chillicothe terminal is an inland facility located in Chillicothe, IL. We have owned and operated the facility since we acquired the facility in July 2007. The 33-acre site has 13 tanks with a total shell storage capacity of 273,000 barrels. In the first quarter of 2013, the pipeline supplying the Chillicothe terminal was shut-in, and as a result, the terminal is only capable of receiving or delivering gasoline, distillates, ethanol and biodiesel via truck. The Chillicothe terminal is currently in a non-operational status but is being maintained for future opportunities, which include the development of rail and marine loading and unloading capabilities to support commercial opportunities with new customers.

Cleveland—North. The Cleveland North terminal is a pipeline/marine facility located in Cleveland, OH adjoining to the Cuyahoga River and is connected by pipeline to the Cleveland, OH—South Terminal. We have owned and operated the facility since we acquired it in July 2007. The 10-acre site has 23 tanks with a total shell storage capacity of 426,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline, railroad, marine (up to Lake Tankers) or truck loading rack. The terminal offers railcar unloading, biodiesel blending, ethanol blending and proprietary and generic additive systems as ancillary services to our customers.

Cleveland—South. The Cleveland South terminal is a pipeline/marine facility connected by pipeline to the Cleveland, OH-North Terminal. We have owned and operated the facility since we acquired it in July 2007. The three-acre site has seven tanks with a total shell storage capacity of 191,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline, railroad, marine or truck loading rack. The terminal offers biodiesel blending, ethanol blending and additive systems as ancillary services to our customers.

Dupont. The Dupont terminal is a pipeline facility located in Pittston, PA. We have owned and operated the facility since we acquired the facility in January 2016. The twenty-acre site has eight tanks with a total shell storage capacity of 138,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and proprietary and generic additive systems as ancillary services to our customers.

Joliet. The Joliet Terminal is a unit-train facility located in Joliet, IL. We have owned and operated the Joliet Terminal since we acquired the facility in May 2015. The Joliet Terminal commenced operations on May 17, 2015, and construction of the facility has been completed.  The 255-acre site has two tanks with a total shell capacity of 300,000 barrels. The terminal receives, stores and delivers crude oil to a refinery in the Chicago market. Crude oil is received via unit-train unloading facility and delivered via a proprietary pipeline.  The Joliet Terminal has the ability expand its services to receive and/or deliver heavy and light petroleum products through railcar, marine vessels, and trucks or through its proprietary pipeline and potentially new connections to other pipelines in the vicinity of the facility.  In addition, the Joliet Terminal can expand its storage capacity by an additional 1.0 million barrels. The Joliet Terminal also has dry bulk capabilities that include the movement of salt and aggregates in/out of the facility.

Madison. The Madison terminal is a pipeline facility located in Madison, WI. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has five tanks with a total shell storage capacity of 150,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Mechanicsburg. The Mechanicsburg terminal is a pipeline facility located in Mechanicsburg, PA. We have owned and operated the facility since we acquired the facility in January 2016. The sixteen-acre site has seven tanks with a total shell storage capacity of 378,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers biodiesel blending, ethanol blending and generic additive systems as ancillary services to our customers.

Mobile—Main. The Mobile–Main terminal is a marine facility on property adjoining the Tensaw River located in Mobile, AL. We have owned and operated the facility since we acquired the facility in February 2013. The 29-acre site has 63 tanks with a total shell storage capacity of 1,093,000 barrels and an additional 30 acres of undeveloped land available for expansion projects. The terminal receives, stores and delivers fuel oil and various grades of asphalts. Products are received and/or delivered via marine (up to Aframax size vessels) or truck loading rack. The terminal offers a steam heating system, emulsions and polymer mills and on-site product testing laboratory as ancillary services to our customers.

Mobile—Methanol. The Mobile–Methanol terminal is a marine facility located in Mobile, AL connected by pipeline to the Mobile–Main terminal. We have owned and operated the facility since we acquired the facility in February 2013. The 11-acre site has two tanks with a total shell storage capacity of 294,000 barrels. The terminal receives, stores and delivers methanol. Product is received via ship (up to Aframax size vessels) and delivered via the truck loading rack.

Norfolk. The Norfolk terminal is a pipeline/marine facility on property adjoining the Elizabeth River located in Chesapeake, VA. We have owned and operated the facility since we acquired the facility in July 2007. The 15-acre site has eight tanks with a total shell storage capacity of 212,600 barrels. The terminal receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, marine barge or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to its customers.

Pawnee. The Pawnee Terminal is a truck to pipeline terminal located in northeastern Weld County, CO. We have owned and operated the Pawnee Terminal since we acquired the facility in July 2015. We expect construction of the Pawnee Terminal to be completed in 2016.  The 10-acre site has two tanks with a total shell capacity of 200,000 barrels (with room for additional storage). The terminal is capable of receiving 150,000 barrels per day of crude oil via truck unloading stations and connections to local crude oil gathering lines. The terminal serves as the primary injection point on the Northeast Colorado Lateral of the Pony Express Pipeline, providing the Pawnee Terminal customers with access to storage in Cushing, OK. We are constructing an additional 100,000 barrels of storage capacity at our Pawnee Terminal to service the needs of our customers.

Portland. The Portland terminal is a rail/marine facility adjacent to the Willamette River in Portland, OR. We have operated the facility under a long-term lease with LCP Oregon since January 2014. The 39-acre site has 84 tanks with a total shell storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering crude oil, asphalt, aviation gasoline, jet fuel and distillates. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) and a truck loading rack. The marine facilities are accessed through a neighboring terminal facility via pipelines. The Portland terminal offers heating systems, emulsions and an on-site product testing laboratory as ancillary services.

Selma. The Selma terminal is a pipeline facility located in Selma, NC. We have owned and operated the facility since we acquired the facility in July 2007. The 21-acre site has five tanks with a total shell storage capacity of 171,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and proprietary and generic additive systems as ancillary services to our customers.

Spartanburg. The Spartanburg terminal is a pipeline facility located in Spartanburg, SC. We have co-owned the facility equally with CITGO since we acquired our 50% ownership interest in the facility in October 2007. CITGO is the operator of the terminal under a long-term agreement. The nine-acre site has six tanks with a total storage capacity of 165,000, of which 82,500 barrels are available to our customers. The terminal currently receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Toledo. The Toledo terminal is a pipeline/marine facility adjoining the Maumee River in Toledo, OH. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has 10 tanks with a total storage capacity of 244,000 barrels. The terminal receives, stores, and delivers gasoline, aviation gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, railroad or truck loading rack. The terminal offers ethanol blending and additive systems as ancillary services to our customers.

Williamsport. The Williamsport terminal is a pipeline facility located in Williamsport, PA. We have owned and operated the facility since we acquired the facility in January 2016. The twenty-four-acre site has six tanks with a total shell storage capacity of 137,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and generic additive systems as ancillary services to our customers.

Rail Transloading Facilities

The following table sets forth certain information regarding our rail transloading facilities:

			(Un)loading
			Capacity
Name	Location	Principal Products	(bpd)	Rail Service Provider
Chickasaw	Chickasaw, AL	Crude Oil; Distillates; Fuel Oil; Crude Tall Oil	9,000	Terminal Railway Company
Joliet (1)	Joliet, IL	Crude Oil	85,000	CN Railway
Portland	Portland, OR	Crude Oil	18,000	BNSF
Saraland	Saraland, AL	Crude Oil; Chemicals	14,000	NS
Total Rail/Transloading Facilities			126,000

(1)	Represents 100% of the Joliet facility.

Chickasaw. The Chickasaw facility is a rail transloading/unloading facility located in Chickasaw, AL. We have owned and operated the facility since we acquired the facility in May 2010. The site has 18 railcar unloading spots, capable of servicing heated/non-heated petroleum product railcars. Products are received and/or delivered via railroad and delivered into tanks at the terminal or directly into trucks.

Joliet.  The Joliet facility is a rail transloading/unloading facility located in Joliet, IL.  We have owned and operated the facility since we acquired the facility in May 2015.  The Joliet facility commenced operations on May 17, 2015, and construction of the facility has been completed.  The site has 120 railcar unloading spots (60 rail unloading spots capable of servicing heated products) and is capable of unloading 85,000 bbls per day.  Products are received and/or delivered via railroad and delivered into tanks at the terminal.

Portland. The Portland facility is a rail transloading/unloading facility located in Portland, OR. We operate the facility under a 15-year lease from LCP Oregon since January 2014. The site has 30 railcar unloading spots, capable of servicing heated/non-heated petroleum product railcars. Products are received and/or delivered via railroad and delivered into tanks at the terminal.

Saraland. The Saraland facility is a rail transloading/unloading facility located in Saraland, AL. We have owned and operated the facility since we acquired the facility in February 2013. The site has 26 railcar unloading spots, all of which are currently capable of servicing heated/non-heated petroleum product or chemical railcars. Products are received and/or delivered via railroad and unloaded to the truck loading racks.

LNG Facility

Name	Location	Principal Products	Capacity	Supply & Delivery Modes
Pascagoula	Pascagoula, MS (1)	LNG	320,000 M3	Pipeline; Marine

(1)	The capacity represents the full capacity of the LNG facility. We own a 10.3% interest in Gulf LNG Holdings, the entity which owns the LNG Facility.

The LNG Facility is a regasification facility adjoining the Gulf of Mexico in Pascagoula, MS. The state-of-the-art LNG Facility commenced commercial operations in October 2011. An affiliate of Kinder Morgan, Inc. (“Kinder Morgan”) owns 50% and is the operator of the terminal under a long-term management agreement. The 33-acre site has two tanks with a total storage capacity of 320,000 cubic meters and peak natural gas delivery rate of 1.5 billion cubic feet per day. The terminal has the ability to receive, store and regasify LNG. Products are received via marine vessel and delivered to third-party customers via pipeline. The facility has three primary interconnects to major pipeline networks including the Gulfstream Pipeline, Destin Pipeline and the Pascagoula Supply Line. As of December 31, 2015, approximately 100% of the capacity was under contract through two multi-year terminal use agreements with remaining terms of approximately 16 years with firm reservation charges that commit payments regardless of product throughput. While the LNG Facility remains operationally ready to receive LNG, the customers of the LNG Facility are not currently shipping LNG cargoes to the LNG Facility for storage and regasification services due to global natural gas supply and demand economics. However, the customers of the LNG Facility continue to honor their contractual commitments under the terminal use agreements.

Customers and Competition

Customers

Our terminals collectively provide terminalling, storage, throughput and transloading services to a broad mix of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers.

For the year ended December 31, 2015, our terminals had service agreements with 79 customers, with our top fifteen customers by revenue having been customers at our facilities for a weighted average term of five years and, excluding those customers that are new as a result of the Joliet Acquisition and Pawnee Terminal Acquisition, a weighted average term of eight years. The following table presents percentage of revenues associated with our top three customers for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
ExxonMobil Oil Corporation	27%	2%	0%
Chevron U.S.A. Inc.	16%	19%	3%
Center Oil	8%	13%	16%

Outside of those customers listed above, no other customer accounted for 10% or more of our revenues during the years ended December 31, 2015, 2014 and 2013.  For the years ended December 31, 2015, 2014 and 2013, our top five customers accounted for 61%, 55% and 49% of our revenues, respectively.

We believe we have a diversified portfolio of financially reputable counterparties, with 61% of our 2015 revenue generated from our top five customers, of which 86% was generated by customers that are either investment grade counterparties or counterparties with investment grade parent entities.  In addition, for the year ended December 31, 2015, 64% of our total revenue was generated from investment grade counterparties or counterparties with investment grade parents.

Contracts

We enter into services agreements with customers to provide terminalling, storage, throughput and transloading services, for which we charge storage and/or throughput fees and/or ancillary services fees. Due to our geographic diversity, certain customers utilize multiple facilities and may have multiple services agreements.

The services agreements we enter into with customers typically have terms of one month to ten years. Many customers initially enter into long-term contracts that contain evergreen provisions that automatically renew for terms of one month up to five years. The services agreements are customer specific and can provide a combination of terminalling, storage, throughput, transloading and ancillary services. As of December 31, 2015, approximately 51% of our services agreements are operating under evergreen provisions.  As of December 31, 2015, approximately 83% of our revenues were generated pursuant to take-or-pay provisions in our services agreements with a remaining weighted average term of three years.  As of December 31, 2015, approximately 80% of our capacity was under contract.

The terminal use agreements associated with the LNG Facility are two multi-year terminal use agreements with a remaining term of approximately 16 years with firm reservation charges that obligate the customers to make payments regardless of throughput activity. The contracts began when the LNG Facility commenced operations in October 2011 and are for 100% of the rated capacity of the LNG Facility. The contracts consist of a firm reservation charge for the reserved capacity and an operating fee for the reserved capacity that adjusts annually for inflation based on the Producer Price Index. The contractual obligations under the terminal use agreement with Eni USA are supported by a parent guarantee, and the contractual obligations under the terminal use agreement with Angola LNG Supply Services are supported by parent guarantees from the consortium members that each cover a portion of the obligations thereunder.

Competition

We compete with other independent terminal operators, petroleum product marketers and distributors as well as major oil companies on the basis of terminal location, services provided, safety and price. Competition from terminal operators primarily comes from energy companies that either (1) possess marketing and trading functions, or (2) require infrastructure to support their upstream and downstream operations. These companies tend to prioritize movement of their own products over their third-party customers. Accordingly, we believe that we are able to compete successfully because of our safe, dependable service and our experience in responding to customer needs without conflicting or competing with our customers’ core business strategies.

Many major oil companies own extensive terminal networks. Although such terminals often have the same capabilities as terminals owned by independent operators, their primary focus may not be on providing terminalling services to third parties. In many instances, major energy and chemical companies that own storage and terminalling facilities are also customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation modes. Major energy and chemical companies also need independent terminal storage when their own storage facilities are inadequate, either because of availability, size constraints, optionality, the nature of the stored material or specialized handling requirements.

We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals, our assets access to various transportation modes, our independent strategy, our reputation, the prices we charge for our services and the quality, safety and versatility of our operations. The competitiveness of our service offerings, including the rates we charge for new contracts or contract renewals, is affected by the availability of storage, throughput and rail capacity relative to the overall demand for storage and throughput or rail capacity in a given market area and could be significantly impacted by the entry of new competitors into the markets in which we operate. However, we believe that significant barriers to entry exist in the terminalling, storage and logistics business. These barriers include capital costs, execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and a finite number of sites suitable for development.

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

Employees

As of December 31, 2015, we employed 111 people who provide direct support to our operations. Only six of our employees, or approximately 5%, are covered by a collective bargaining agreement (the “CB Agreement”) with the Petroleum Trades Employees Union, an affiliate of Atlantic Independent Union, affiliated with Teamsters Local #312, for the employees at the Brooklyn, NY terminal. The CB Agreement expires on April 30, 2016.  We consider our employee relations to be good.

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

We believe our facilities are in compliance with applicable environmental laws and regulations, except for such non-compliance that would not have a material adverse impact on our financial position, results of operations, and cash available for distribution to our unitholders. However, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to obtain new or amended permits and to incur significant expenditures. Failure to comply with these laws and regulations or obtain such new permits or amendments of existing permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of crude oil, petroleum products, chemicals or LNG into the environment could, to the extent the event is not insured or such coverage is withheld or not adequate, subject us to substantial expenses, including costs of remediation activities to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury or property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

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

We also have the potential to generate solid wastes that are hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and petroleum products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses.

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

In October 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone to update both the primary ozone standard and the secondary standard. Both standards are 8-hour concentration standards of 70 parts per billion.  These more stringent standards may affect the petroleum industry and transportation fuels because nitrogen oxides and volatile organic compounds are recognized as pre‑cursors of ozone. The EPA must now designate areas of the country that are out of attainment with this new standard, a process which may take several years. If any of our terminals are determined to be in areas that do not meet the new NAAQs for ground-level ozone, we may be required to install additional pollution controls and any efforts to expand operations at these terminals may be subject to more stringent permitting processes and emissions requirements. In the meantime, several legal challenges to the new standard are pending. We are not able to predict the outcome of the designations or the legal challenges, and we cannot assure you that these new requirements will not have a material impact on our operations and cost‑structure.

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

In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage and throughput services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets or operations.

In June 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Though the plan did not regulate refineries or transportation fuels directly, it proposed a national carbon pollution standard that is projected to cut emissions produced by United States power plants by 2030, by 30% from 2005 levels. In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants. The CPP does not regulate fuels, but sets a national carbon pollution standard for emissions produced by United States power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP, and has also proposed a federal compliance plan to implement the CPP in the event that approvable state plans are not submitted. Judicial challenges have been filed, which seek a stay of the implementation of the rules.

On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  We cannot predict how either the Circuit Court or the Supreme Court will rule on the legality of the CPP, or the manner in which any final changes might specifically impact our business.

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

Occupational Safety and Health

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, and local government authorities and citizens. We believe our operations are in compliance with applicable OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances, except for such non-compliance that would not have a material adverse impact on our financial position, results of operations, or cash available for distribution to our unitholders.

Pipeline Regulation

The Joliet Terminal includes a 4-mile crude oil pipeline that is a common carrier pipeline and subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the October 1, 1977, version of the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992.  The ICA and its implementing regulations give FERC authority to regulate the rates charged for service on interstate common carrier liquids pipelines and generally required the rates and practices of interstate liquids pipelines to be just and reasonable and nondiscriminatory.  The ICA also requires these pipelines to keep tariffs on file with FERC that set forth the rates the pipeline charges for providing transportation services and the rules and regulations governing these services; a tariff applicable to movements on our FERC-regulated liquids pipeline is on file with FERC.

Safety and Maintenance

We perform preventive and normal maintenance on all of our storage tanks, terminals, marine facilities, and ancillary systems and make repairs and replacements when necessary or appropriate. We also conduct routine and required inspections of those assets in accordance with applicable regulation. At our terminals, the storage tanks are subject to periodic external and internal inspections in accordance with the requirements of the American Petroleum Institute standard.  Depending on the location and the products stored in a storage tank, some tanks may need to be equipped with internal floating roofs to prevent potentially flammable vapor accumulation.

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

Title to Properties and Permits

We believe we have all of the assets needed, including leases, permits and licenses, to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. In addition, we are required from time to time to renew existing permits and licenses, and the failure to renew any material permit or license could have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

Available Information

Our principal executive offices are located at 725 Fifth Avenue, 19th Floor, New York, NY 10022, and our phone number is (212) 993-1290. We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit per year. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

●	the volumes of crude oil, petroleum products and chemicals that we handle;
●	the terminalling, storage, throughput, transloading and ancillary services fees with respect to volumes that we handle;
●	the market fundamentals surrounding the supply of and demand for crude oil, petroleum products and chemicals in the markets served by our facilities;
●	the global pricing benchmarks and the associated transportation differentials surrounding crude oil and petroleum products;
●	the production of crude oil both domestically and abroad could cause significant volatility in the pricing of crude oil;
●	the volatility of crude oil prices could significantly alter refinery feedstock costs and create fluctuations in the pricing of petroleum products;
●	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;
●	competition from industry participants in our geographic markets;
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

We are dependent upon the uninterrupted operations of certain facilities owned, operated, managed or supplied by our customers, such as exploration sites, refineries and chemical production facilities. Operations at our facilities and at the facilities owned, operated, or supplied by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

●	catastrophic events, including weather events such as hurricanes and floods;
●	environmental remediation;
●	labor difficulties; and
●	disruptions in the supply of products to or from our facilities, including the failure of third-party pipelines or other facilities.

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

The distributions that we receive from the LNG Interest are dependent on the future financial results of the LNG Facility. The LNG Facility generates revenues on firm contracted capacity from its two customers, Eni USA. and Angola LNG Supply Services, LLC (which is a joint venture of several integrated, multi-national oil and gas companies), each of which has entered into a terminal use agreement with Gulf LNG Holdings and agreed to pay firm reservation and operating fees regardless of whether LNG is delivered, stored or regasified. Our cash distributions from the LNG Interest are dependent upon the LNG Facility and each customer’s willingness to perform its contractual obligations under its respective terminal use agreement. The contractual obligations under the terminal use agreement with Eni USA are supported by a parent guarantee, and the contractual obligations under the terminal use agreement with Angola LNG Supply Services are supported by parent guarantees from the consortium members that each cover a portion of the obligations thereunder. Each of the terminal use agreements contains various termination rights. For example, each customer may terminate its terminal use agreement as a result of breaches of customary commercial covenants or if the LNG Facility:

●	experiences a force majeure delay for longer than 18 months;
●	fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations; or
●	fails to accept and unload a specified number of the customer’s proposed LNG cargoes.

Gulf LNG Holdings may not be able to replace these terminal use agreements on desirable terms, or at all, if they are terminated.

On March 1, 2016, Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA with respect to the terminal use agreement to which Eni USA is a party, pursuant to which Eni USA seeks declaratory and monetary relief in respect of such terminal use agreement, including the right to terminate such terminal use agreement.  If Eni USA were to prevail on its claim to terminate such agreement, such termination would have a material adverse effect on our business, financial condition and results of operations and our ability to make quarterly distributions to our unitholders.  Please see “Part I, Item 1.  Business—Recent Developments—LNG Facility Arbitration” and “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Other Recent Developments—LNG Facility Arbitration.”

Due to global LNG supply/demand economics, the customers of Gulf LNG Holdings are not shipping LNG to the LNG Facility for storage and regasification services. Due to lower natural gas prices in the United States, the customers have an economic advantage in redirecting LNG vessels to other locations around the world. However, the contractual obligations of the terminal use agreements require the customers to continue paying the firm reservation and operating fees. This dynamic could result in non-performance from the customers to pay the firm reservation and operating fees under the terminal use agreements or an effort by customers to terminate the terminal use agreements. While Gulf LNG Holdings would seek recourse under the customers’ parent guarantees, our business, financial conditions and results of operations and our ability to make quarterly distributions to our unitholders could be materially and adversely affected.

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

Factors that could impact market fundamentals include:

●

the supply and corresponding demand of crude oil in the domestic or global markets could lead to either a reduction or an increase in drilling activity, which could adversely impact the pricing for crude oil;

●

oversupply of crude oil in the domestic or global market could lead to lower crude oil and petroleum product prices, which could result in reduced production of crude oil and refined petroleum products;

●	insufficient demand of crude oil and petroleum products in the domestic or global market could lead to lower crude oil and refined petroleum product prices;
●	lower prices for crude oil and petroleum products could impact product flows into and out of certain markets;
●	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;
●	fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns;
●	lower demand by consumers for petroleum products as a result of recession or other adverse economic conditions or due to higher prices caused by an increase in the market price of crude oil;
●	the impact of weather on demand for crude oil, petroleum products and chemicals;
●	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of motor fuels;
●	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers; and
●	the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells, and solar, electric and battery-powered engines.

Changes in petroleum demand and distribution and weakness in the United States economy may adversely affect our business.

 Demand for the services we provide depends upon the demand for the products we handle in the regions we serve and the supply of the products in the regions connected to our facilities or from which our customers source products handled by our facilities.  Prevailing economic conditions, petroleum product and crude oil price levels and weather affect the demand for petroleum products and crude oil.  Changes in transportation and industrial activity in the areas served by our facilities also affect the demand for petroleum products and crude oil because a substantial portion of the petroleum products and crude oil throughput at our terminals is ultimately used as feedstock for industrial activity and fuel for consumer consumption. If these factors result in a decline in demand for petroleum products and crude oil, our business would be particularly susceptible to adverse effects.

In recent years, the federal government has enacted renewable fuel or energy efficiency statutory mandates that may have the impact over time of reducing the demand for fuel oil or clean petroleum products, particularly with respect to gasoline, in certain markets.  Other legislative changes may similarly alter the expected demand and supply projections for petroleum products in ways that cannot be predicted.

Energy conservation, changing sources of supply, structural changes in the energy industry and new energy technologies also could adversely affect our business.  We cannot predict or control the effect of these factors on us.

Economic conditions worldwide periodically contribute to slowdowns in the energy industry, as well as in the specific segments and markets in which we operate, resulting in reduced production, reduced supply or demand and increased price competition for our services.  In addition, economic conditions could result in a loss of customers because their access to the capital necessary to fund their supply and distribution business is limited.  Our operating results may also be affected by uncertain or changing economic conditions in certain regions of the United States.  If global economic and market conditions (including volatility or sustained weakness in commodity markets) or economic conditions in the United States remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and ability to make distributions to our unitholders.

We depend on a relatively limited number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, any of our key customers could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

A significant portion of our revenue is attributable to a relatively limited number of customers. For the year ended December 31, 2015, our five largest customers accounted for approximately 61% of our revenues. During this period, ExxonMobil Oil Corporation, our largest customer, represented approximately 27% of our revenues. Some of our customers may have material financial and liquidity issues or operational incidents. We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code, which could result in a reduction of or loss of revenue under such contracts. Any material nonpayment or nonperformance by any of our key customers and our inability to re-market or otherwise use the affected storage capacity could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

We periodically evaluate whether the carrying values of our terminals may be impaired and could be required to recognize non-cash charges in future periods.

Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our terminals as well as any other long-lived assets in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of a long-lived asset, the carrying value may not be recoverable and, therefore, would require a write-down. The future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Accordingly, estimated future cash flows for our terminals can be impacted by demand for the crude oil and petroleum products that we store for our customers, volatility and pricing of crude oil and its impact on petroleum products prices, the level of domestic oil production and potential future sources of cash flows. For example, due to a change in the Chillicothe Terminal’s product receipt logistics, we evaluated the long-lived assets at the Chillicothe terminal for impairment as of December 31, 2014 and recognized a non-cash impairment loss of approximately $6.1 million during the year ended December 31, 2014. The net impact of this impairment is reflected in “Long-lived asset impairment” in the accompanying consolidated statement of operations and comprehensive income. We may continue to incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred, which in turn may adversely affect our ability to make cash distributions to our unitholders.

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

Some of our services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our services agreements generally have primary contract terms that range from one month up to ten years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one month to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from two to six months prior to the expiration of the applicable renewal term. For the year ended December 31, 2015, approximately 83% of our revenue was generated pursuant to take-or-pay provisions in our services agreements with a weighted average term remaining of approximately three years. As of December 31, 2015, (i) approximately 51% of our services agreements were operating under evergreen provisions; and (ii) the services agreements of our top three customers represented approximately 51% of our gross revenues and had a weighted average remaining term of approximately three years. If any one or more of our services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated services agreement. The occurrence of any one or more of these events could have a material impact on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

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

Our interstate liquids pipeline is subject to regulation by FERC, which could adversely affect our business, financial condition, results of operations, and ability to make distributions to our unitholders.

Our interstate liquids pipeline is a common carrier and is subject to regulation by FERC under the ICA, the Energy Policy Act of 1992, and related rules and orders.  FERC regulation requires that common carrier liquid pipeline rates and interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable” and not unduly discriminatory. Interested persons may challenge proposed new or changed rates, and FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a jurisdictional liquids pipeline to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish reasonable rates that cover operating costs and allow for a reasonable return on the FERC-jurisdictional pipeline asset. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions to our unitholders.

If the business of our customers is adversely impacted due to increased regulation affecting the transportation of crude oil by rail, demand for services at our terminals and facilities could be materially reduced, which could adversely affect our business, financial condition, results of operations, and ability to make distributions to our unitholders.

Recent derailments of railcars carrying crude oil have led to increased legislative and regulatory scrutiny over the safety of delivering crude oil by rail. Various industry groups and government agencies have implemented and are considering additional new rail car standards, railroad operating procedures and other regulatory requirements. Changing operating practices, as well as potential new regulations on tank car standards and shipper classifications, could adversely affect the business of our customers by, among other things, rendering the delivery of crude oil by rail to our facilities or terminals less economic or uneconomic. If the delivery of crude oil by rail to our terminals or facilities is materially affected by any currently proposed or additional new regulations (including by reducing the demand for our services by our customers), such event could adversely affect our business, financial condition, results of operation, and ability to make distributions to our unit holders.

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

Our terminal facilities have been used for the storage and throughput of crude oil, petroleum products and chemicals for many years, including prior to our ownership of such facilities. Although we have utilized and continue to utilize operating and disposal practices that are standard in the industry, we may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified, which could give rise to a material liability. The terminal properties are subject to federal, state, and local laws that impose investigatory and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. We may incur significant costs and liabilities to address any environmental contamination that occurs on our properties, even if the contamination was caused by prior owners and operators of our facilities. We may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for by insurance, there could be a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various federal and state laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes or incremental capital investments to limit impacts or potential impacts on the environment and/or health and safety. A violation of permits or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. From time to time, we may not be able to renew existing governmental permits or authorizations on the same terms and any new or revised terms may require us to install new pollution controls or to modify our operations.  Any or all of these matters could have a material adverse effect on our business, results of operations and cash flows.

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

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel do not have employment agreements and may not remain with us in the future.

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

As of December 31, 2015, we had no derivatives outstanding. Although we have not historically entered into hedging transactions, from time to time we may use interest rate derivatives to hedge interest obligations on specific debt. In addition, interest rates on future debt offerings could be higher, causing our financing costs to increase accordingly. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels.

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

Even if holders of our common units are dissatisfied, they cannot currently remove our General Partner without the consent of the holders of at least 66 2/3% of the outstanding units (including units held by our Sponsor).

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units (including units held by our Sponsor) voting together as a single class is required to remove our General Partner. As of December 31, 2015, our Sponsor owns an aggregate of 27% of our common and subordinated units.

In addition, any vote to remove our General Partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. As of December 31, 2015, our Sponsor owns 85% of our subordinated units; therefore, our Sponsor has the ability to prevent the removal of our General Partner.

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

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2015, our Sponsor owned 27% of our common and subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our Sponsor will own 27% of our common units.

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

As of December 31, 2015, we had 13,174,410 common units and 6,081,081 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period.  Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our Sponsor.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes where we do not satisfy the “qualifying income” requirement. Although we do not believe, based upon our current operations, that we will be so treated, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

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

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, you are required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2015, affiliates of our Sponsor directly and indirectly owned 27% of the total interests in our capital and profits. Therefore, a transfer by affiliates of our Sponsor of all or a portion of their interests in us, along with transfers by other unitholders, could result in a termination of us as a partnership for federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and amortization deductions and certain other items. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnership and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is complete under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expenses of the adjustment even if they were not unitholders during the audited taxable year.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Treasury Department recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations are not final and do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

We may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business. It is the opinion of management that the ultimate resolution of our pending litigation matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common units, representing limited partner interests, are traded on the NYSE under the symbol “ARCX.” Initial trading of our common units commenced on November 6, 2013. Accordingly, no market for our common units existed prior to that date. On November 12, 2013, we closed the IPO at a price to the public of $19.00 per common unit.

The following table sets forth the range of high and low sales prices per unit for our common units, as reported by the NYSE, and the quarterly cash distributions on our common units for the indicated periods:

	Price Range
Year ended December 31, 2015:	High	Low	Cash Distributions (1)	Record Date	Payment Date
Fourth Quarter	$17.23	$11.32	$0.4400	February 8, 2016	February 12, 2016
Third Quarter	$18.97	$13.16	$0.4400	November 9, 2015	November 13, 2015
Second Quarter	$20.34	$16.81	$0.4250	August 10, 2015	August 14, 2015
First Quarter	$19.82	$16.43	$0.4100	May 11, 2015	May 15, 2015

	Price Range
Year ended December 31, 2014:	High	Low	Cash Distributions (1)	Record Date	Payment Date
Fourth Quarter	$25.40	$17.05	$0.4100	February 9, 2015	February 17, 2015
Third Quarter	$26.59	$22.25	$0.4100	November 10, 2014	November 17, 2014
Second Quarter	$26.89	$21.00	$0.4000	August 11, 2014	August 18, 2014
First Quarter	$22.08	$18.77	$0.3875	May 9, 2014	May 16, 2014

(1)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a quarter are paid in the following quarter.

As of March 7, 2016, there were 13,174,410 common units outstanding held by eight unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of March 7, 2016, we had also outstanding 6,081,081 subordinated units. There is no established public market in which the subordinated units are traded. As of March 7, 2016, our Sponsor held approximately 0.5% of the common units and 84.6% of the subordinated units.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected historical consolidated financial data of the Partnership for each of the last four years. The consolidated financial data presented as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited historical consolidated financial statements. Our financial statements have been prepared in accordance with GAAP. The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in thousands, except operating data and per unit amounts).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Third-party customers	$70,497	$45,676	$39,662	$13,201	$10,588
Related parties	11,292	9,230	8,179	9,663	10,441
	81,789	54,906	47,841	22,864	21,029
Expenses:
Operating expenses	28,973	27,591	19,291	7,266	6,957
Selling, general and administrative	17,891	9,396	7,116	2,283	2,179
Selling, general and administrative - affiliate	4,729	3,990	2,484	2,592	2,614
Depreciation	11,680	7,261	5,836	3,317	2,749
Amortization	10,819	5,427	4,756	624	649
Long-lived asset impairment	-	6,114	-	-	-
Total expenses	74,092	59,779	39,483	16,082	15,148
Operating income (loss)	7,697	(4,873)	8,358	6,782	5,881
Other income (expense):
Gain on bargain purchase of business	-	-	11,777	-	-
Equity earnings from unconsolidated affiliate	10,030	9,895	1,307	-	-
Other income	9	17	48	4	1
Interest expense	(6,873)	(3,706)	(8,639)	(1,320)	(491)
Total other income (expenses), net	3,166	6,206	4,493	(1,316)	(490)
Income (loss) before income taxes	10,863	1,333	12,851	5,466	5,391
Income taxes	119	58	20	43	25
Net income (loss)	10,744	1,275	12,831	5,423	5,366
Net income attributable to non-controlling interests	(4,315)	-	-	-	-
Net income attributable to preferred units	-	-	(1,770)	-	-
Net income (loss) attributable to partners' capital	$6,429	$1,275	$11,061	$5,423	$5,366

	Year Ended December 31,
	2015	2014	2013	2012	2011
Earnings per limited partner unit, basic:
Common units	$0.39	$0.05	$0.23	$0.89	$0.88
Subordinated units	$0.22	$0.05	$1.56	$0.89	$0.88
Earnings per limited partner unit, diluted:
Common units	$0.39	$0.05	$0.10	$0.89	$0.88
Subordinated units	$0.22	$0.05	$1.56	$0.89	$0.88
Cash Distributions Declared Per Unit:	$1.7150	$1.6075	$0.2064	N/A	N/A
Statement of Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$37,432	$23,566	$14,388	$10,010	$7,850
Investing activities	(273,843)	(7,808)	(167,704)	(13,796)	(11,055)
Financing activities	235,682	(13,613)	156,341	3,267	3,755
Other Financial Data:
Adjusted EBITDA (a)	$44,076	$30,177	$23,978	$10,862	$9,280
Distributable Cash Flow (a)	31,815	24,131
Maintenance capital expenditures	6,168	2,522	2,583	917	635
Expansion capital expenditures	9,693	5,261	166,678	11,784	11,176
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,870	$6,599	$4,454	$1,429	$1,948
Total assets	648,522	331,588	339,366	131,764	122,895
Long-term debt (including current portion)	226,063	111,063	105,563	30,500	20,000
Total liabilities	263,302	118,522	111,974	34,221	24,694
Partners' capital	385,220	213,066	227,392	97,543	98,201
Operating Data:
Storage capacity (bbls)	6,925,100	6,425,100	4,959,100	3,509,100	3,119,100
Throughput (bpd)	118,442	69,543	70,683	40,942	30,716

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

Recent Developments

Acquisitions

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million.  The acquisition, which expanded our operational footprint into the state of Pennsylvania increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals.  In connection with this acquisition, we acquired an option to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial two-year term.   We provided throughput and related terminal services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”).  We expect to invest additional capital over the next two to three years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving loading capabilities and other various terminal improvements.

Pawnee Terminal Acquisition

In July 2015, we acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration, net of certain adjustments, of $76.6 million (the “Pawnee Terminal Acquisition”), consisting of $44.3 million in cash and $32.3 million in common units.  The cash portion was financed with borrowings under the Credit Facility. The number of common units issued to the Pawnee Sellers at the closing was based upon an issuance price of $18.50 per unit, which resulted in the issuance at closing of 1,745,669 common units.  In connection with the issuance of the common units to the Pawnee Sellers, we entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.

UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal (the “Pawnee Terminal”) and a nearby development property in northeastern Weld County, Colorado. The Pawnee Terminal has approximately 200,000 barrels of commingled storage capacity (with land available and permits in place for additional storage capacity) and is capable of receiving crude oil via truck unloading stations and connections to local crude oil gathering systems. The Pawnee Terminal has several customers, including UET, who each have entered into long-term terminal service agreements, with a weighted average contract life of approximately five years, measured from the acquisition’s closing date.  As of the closing date of the Pawnee Terminal Acquisition, the Pawnee Terminal was operational and was servicing the acquired contracts.  We are responsible for completing the remaining construction of the Pawnee Terminal, which costs were estimated to be approximately $11.0 million as of the closing date.  We expect construction of the Pawnee Terminal to be completed in 2016.

JBBR Acquisition

In May 2015, we formed a joint venture company with an affiliate of GE EFS known as Arc Terminals Joliet Holdings LLC (“Joliet Holdings”), which acquired all of the membership interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million (the “JBBR Acquisition”). JBBR's principal assets consist of a petroleum products terminal and a 4-mile crude oil pipeline (collectively, the “Joliet Terminal”) located in Joliet, Illinois. The Joliet Terminal commenced commercial operations on May 17, 2015, and construction of the Joliet Terminal has been completed. The Joliet Terminal has the capability to unload approximately 85,000 barrels of crude oil per day and has approximately 300,000 barrels of storage and a 4-mile pipeline connection to a common carrier crude oil pipeline to deliver product to its customers. The Joliet Terminal is supported by a terminal services agreement and a throughput and deficiency agreement with a major oil company, each with an initial term of three years, measured from the acquisition’s closing date, based on minimum throughput volume commitments.

We manage ongoing operations of the Joliet Terminal and own a 60% interest in Joliet Holdings. We financed our approximate $130.0 million portion of the purchase price of the JBBR Acquisition with a combination of borrowings under the Credit Facility and net proceeds from the sale of common units in a private placement. We sold 4,520,795 common units at a price of $16.59 in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, we borrowed $61.0 million under the Credit Facility to finance the balance of our portion of the purchase price.

In connection with the JBBR Acquisition, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million, $0.9 million of which has been incurred as of December 31, 2015.

Other Recent Developments

LNG Facility Arbitration

On March 1, 2016, an affiliate of Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the LNG Facility.  Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to the Notice of Arbitration, Eni USA seeks declaratory and monetary relief in respect of its terminal use agreement, asserting that (i) the changes in the U.S. natural gas market since the execution of the terminal use agreement in December 2007 have “frustrated the essential purpose” of the terminal use agreement and (ii) the activities undertaken by affiliates of Gulf LNG Holdings “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the terminal use agreement.

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. No date has been set for such arbitration.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the year ended December 31, 2015, 23% and 30% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Factors That Impact Our Business

The revenues generated by our logistics assets are generally driven by the storage, throughput and transloading capacity under contract. The regional demand for our customers’ products being shipped through our facilities drives the physical utilization of facilities and ultimately the revenues we receive for our services. Though substantially all of our services agreements require customers to enter into take-or-pay arrangements for committed terminalling services, our revenues can be affected by: (1) the incremental fees that we charge customers to receive and deliver product; (2) the length of any underlying back-to-back supply agreements that our customers have with their respective customers; (3) commodity pricing fluctuations; (4) fluctuations in product volumes to the extent revenues under the contracts are a function of the amount of product transported; (5) inflation adjustments in services agreements; and (6) changes in the demand for ancillary services, such as heating, blending, and mixing our customers’ products between our tanks, railcars and marine operations.

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

Supply and Demand for Crude Oil and Petroleum Products

Our results of operations are dependent upon the volumes of crude oil and petroleum products we have contracted to store, throughput and transload. An important factor in such contracting is the amount of supply and demand for crude oil and petroleum products. The supply of and demand for crude oil and petroleum products are driven by many factors, including technological innovations, capital investment, delivery costs, the price for crude oil and petroleum products, local and regional price differentials, refining and manufacturing processes, weather/seasonal changes and general economic conditions. A significant increase or decrease in the demand for crude oil and petroleum products, which can be the result of fluctuations in production, market prices or a combination of both, in the areas served by our facilities will have a corresponding effect on (1) the volumes we actually store, throughput and transload on behalf of our customers; (2) our customers’ decision to renew existing services agreements; and (3) our ability to execute contracts with new customers.

Prices of Crude Oil and Petroleum Products

Because we do not take title to any of the crude oil and petroleum products that we handle for our customers and do not engage in the marketing of crude oil and petroleum products, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, extended periods of depressed or elevated crude oil and petroleum product prices or significant changes in the pricing of crude oil or petroleum products in a short period of time can lead producers and refiners to increase or decrease production of crude oil and petroleum products, which can impact supply and demand dynamics resulting in changes in our customers’ product movements and the associated use of our facilities.

If the future prices of crude oil and petroleum products are substantially higher than the then-current prices, also called market contango, our customers’ demand for excess storage generally increases as they purchase products at today’s prices to take advantage of potential increasing product margins. If the future prices of crude oil and petroleum products are lower than the then-current prices, also called market backwardation, our customers’ demand for excess storage capacity generally decreases as they reduce their exposure to potential decreasing product margins. In general, demand for our throughput services increases and decreases as pricing differentials in favor of our customers’ increases or decreases, respectively.

In most cases, as the market price of crude oil and petroleum products sold by our customers in local markets increases over the price charged by producers to supply our customers for such crude oil and petroleum products, our customers’ demand for crude oil and/or petroleum products increases.  As the market price for crude oil and petroleum products sold by our customers in local markets decreases as compared to the price charged by producers to supply our customers for such crude oil and petroleum products, our customers’ demand for crude oil and petroleum products decreases. In general, demand for our throughput services increases and decreases as pricing differentials in favor of our customers’ increases or decreases, respectively.

Diversity of Receipt and Delivery Modes

Access to terminal facilities includes marine, rail, pipeline and truck.  Depending on the type of commodity our customers are storing or throughputting, each product receipt/delivery mode may offer a significant advantage to that customer at any one time or certain situation.  In order for our customers to optimize product pricing differentials, they generally prefer as many receipt/delivery modes as possible to access our facilities whether it be for crude oil, petroleum products, ethanol and/or biodiesel.  An important factor in potential customers deciding whether to execute a new contract with us is the availability of these receipt/delivery modes versus our competition.  If we are not able to offer a customer their preferred receipt/delivery modes that a competitor is able to offer, we will most likely not be successful in executing an agreement with that customer.

If market conditions change and a current customer is able to receive/deliver product through our competitors’ assets at a cost that is lower than our facility, we will generally see volumes decrease by that customer.  If we are able to offer receipt/delivery modes and access to our assets that allows that customer to utilize our facility at a cost that it is less than our competitors, we would expect the utilization of our asset by that customer to increase.

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

Economic Conditions and Energy Industry

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

Economic conditions worldwide periodically contribute to slowdowns in the energy industry, as well as in the specific segments and markets in which we operate, resulting in reduced production, reduced supply or demand and increased price competition for our services.  In addition, economic conditions could result in a loss of customers because their access to the capital necessary to fund their supply and distribution business is limited.  Our operating results may also be affected by uncertain or changing economic conditions in certain regions of the United States.  If global economic and market conditions (including volatility or sustained weakness in commodity markets) or economic conditions in the United States remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of December 31, 2015, we had an aggregate of over 250 acres of available land in Blakeley, AL, Mobile, AL, Pawnee, CO, Chillicothe, IL, Joliet, IL, Baltimore, MD, Selma, NC, Brooklyn, NY, Toledo, OH, Portland, OR and Madison, WI that allows us to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

●

We completed the construction of the Chickasaw, AL and Saraland, AL crude-by-rail transloading expansion projects in the first quarter of 2013 and the historical consolidated financial statements do not reflect the full impact of these earnings.

●

In January 2014, we entered into a triple net operating lease agreement for the use of a petroleum product terminal located in Portland, OR together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (the “Portland Terminal,” and such lease agreements, collectively, the “Lease Agreement”).  The historical consolidated financial statements do not reflect the full impact of these revenues and expenses in the first quarter of 2014 or the full year of 2013.

●

In July 2014, phantom unit awards were granted to employees, board members and certain other service providers under separate phantom unit award agreements (each, a “Phantom Unit Agreement”) under our Amended and Restated Long-Term Incentive Plan (as amended from time to time, the “2013 Plan”) and the historical consolidated financial statements do not reflect the impact of this expense in 2013 and the full year impact in 2014.

●

In the first, second and third quarters of 2015, phantom units were granted under our 2013 Plan and the historical consolidated financial statements do not reflect the impact of this expense in the first and second quarters of 2014.

●

In May 2015, we completed the JBBR Acquisition and the Joliet Terminal commenced commercial operations on May 17, 2015.   The historical consolidated financial statements do not reflect the impact of these revenue and expenses in 2014, 2013 and the full year impact in 2015.

●

In July 2015, we completed the Pawnee Terminal Acquisition.  In connection with the Pawnee Terminal Acquisition, we are responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  We expect the construction at the Pawnee Terminal to be completed in 2016.  The historical consolidated financial statements do not reflect the impact of these revenue and expenses in 2014, 2013 and the full year impact in 2015.

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

Revenues

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. A portion of our services agreements are operating under automatic renewal terms that began upon the expiration of the primary contract term. While a portion of our capacity is subject to a one-year commitment, historically these customers have continued to renew or expand their business. As of December 31, 2015, the weighted average term remaining on our customer contracts was approximately three years. Our top fifteen customers by revenue have been customers at our facilities for a weighted average of five years and excluding those customers that are new as a result of the JBBR Acquisition and the Pawnee Terminal Acquisition during 2015, a weighted average of eight years. We generate revenues through the following fee-based services to our customers:

●

Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of customers’ use of the facility. Storage and throughput services fees accounted for approximately 92% of our revenues for the year ended December 31, 2015 and approximately 86% of our revenues for each of the years ended December 31, 2014 and 2013.

●

Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ activity levels. Ancillary services fees accounted for approximately 8% of our revenues for the year ended December 31, 2015 and approximately 14% of our revenues for each of the years ended December 31, 2014 and 2013.

We believe that the high percentage of take-or-pay storage and throughput services fees generated from a diverse portfolio of multi-year contracts, coupled with little exposure to commodity price fluctuations, creates stable cash flow and substantially mitigates our exposure to volatility in supply and demand and other market factors.

We also receive cash distributions from the LNG Interest we acquired on November 12, 2013, which is accounted for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of December 31, 2015, the remaining term of each terminal use agreement is approximately 16 years.

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

Distributable Cash Flow

Distributable Cash Flow is a non-GAAP financial measure that management and external users of our consolidated financial statements may use to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders as well as measure the ability of our assets to generate cash sufficient to support our indebtedness and maintain our operations.  We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; and (iv) equity earnings from the LNG Interest; plus (v) deferred revenue and (vi) cash distributions from the LNG Interest.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Income attributable to partners' capital	$6,429	$1,275	$12,831
Income taxes	119	58	20
Interest expense	6,873	3,706	8,639
Gain on bargain purchase of business	-	-	(11,777)
Depreciation (a)	10,486	7,261	5,836
Amortization (a)	9,175	5,427	4,756
Long-lived asset impairment	-	6,114	-
One-time non-recurring expenses (b)	5,044	451	3,673
Non-cash unit-based compensation	5,488	3,154	-
Non-cash deferred rent expense (c)	462	2,731	-
Adjusted EBITDA	$44,076	$30,177	$23,978
Cash interest expense	(6,112)	(3,398)
Cash income taxes	(119)	(58)
Maintenance capital expenditures	(6,168)	(2,522)
Equity earnings from the LNG Interest	(10,030)	(9,895)
Deferred revenue (d)	682	-
Cash distributions received from the LNG Interest	9,486	9,827
Distributable Cash Flow	$31,815	$24,131

(a)	The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

(b)

The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred for which we receive credit under our Credit Facility.

(c) The non-cash deferred rent expense relates to the accounting treatment for the Portland terminal lease transaction termination fees.

(d) Deferred revenue relates to the accounting treatment for certain arrangements with customers to construct terminal assets on our property for which we have already received upfront cash payments.

Results of Operations

The following table and discussion is a summary of our results of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except operating data):

	Year Ended December 31,
	2015	2014	2013
Revenues:
Third-party customers	$70,497	$45,676	$39,662
Related parties	11,292	9,230	8,179
	81,789	54,906	47,841
Expenses:
Operating expenses	28,973	27,591	19,291
Selling, general and administrative	17,891	9,396	7,116
Selling, general and administrative - affiliate	4,729	3,990	2,484
Depreciation	11,680	7,261	5,836
Amortization	10,819	5,427	4,756
Long-lived asset impairment	-	6,114	-
Total expenses	74,092	59,779	39,483
Operating income	7,697	(4,873)	8,358
Other income (expense):
Gain on bargain purchase of business	-	-	11,777
Equity earnings from unconsolidated affiliate	10,030	9,895	1,307
Other income	9	17	48
Interest expense	(6,873)	(3,706)	(8,639)
Total other income (expenses), net	3,166	6,206	4,493
Income before income taxes	10,863	1,333	12,851
Income taxes	119	58	20
Net Income	10,744	1,275	12,831
Net income attributable to non-controlling interests	(4,315)	-	-
Net income attributable to preferred units	-	-	(1,770)
Net income attributable to partners' capital	$6,429	$1,275	$11,061
Other Financial Data:
Adjusted EBITDA	$44,076	$30,177	$23,978
Distributable Cash Flow	$31,815	$24,131
Operating Data:
Storage capacity (bbls)	6,925,100	6,425,100	4,959,100
Throughput (bpd)	118,442	69,543	70,683

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Storage Capacity. Storage capacity for the year ended December 31, 2015 increased by 0.5 million bbls, or 8%, compared to the year ended December 31, 2014. The increase was due to the storage capacity associated with the JBBR Acquisition and the Pawnee Terminal Acquisition.

Throughput Activity. Throughput activity for the year ended December 31, 2015 increased by 48.9 mbpd or 70% compared to the year ended December 31, 2014. The increase was principally due to acquisition of the Pawnee Terminal in July 2015 as well as increased customer activity at our Brooklyn, Mobile – Methanol, and Selma terminals due to new incentive rate structures and capital expenditures to upgrade the facilities. The increase in the throughput activity was offset by the expiration of customer agreements in our Baltimore and Chickasaw terminals and customers electing to hold inventory, due to depressed commodity prices, as opposed to throughputting product at our Blakeley, Chickasaw and Portland terminals.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2015 and 2014 (in thousands, except percentages).

	Year Ended December 31,
	2015	2014	$ Change	% Change
Storage and throughput services fees	$75,277	$47,175	$28,102	60%
Ancillary services fees	6,512	7,731	(1,219)	-16%
Total revenues	$81,789	$54,906	$26,883	49%

Revenues for the year ended December 31, 2015 increased by $26.9 million, or 49%, compared to the year ended December 31, 2014. Storage and throughput services fees increased by $28.1 million, or 60%, compared to the year ended December 31, 2014. The storage and throughput services fees increased $26.6 million principally due to the new agreements acquired in the JBBR Acquisition and the Pawnee Terminal Acquisition and increased $5.8 million as the result of the execution of new customer agreements in our Blakeley, Madison, Norfolk and Toledo terminals and amendments to existing customer agreements at our Brooklyn, Mobile-Methanol and Portland terminals. The increase in storage and throughput fees was offset by $1.9 million due to reduced activity and/or storage capacity by certain customers at our Cleveland, Mobile, Spartanburg and Toledo terminals and a $2.4 million decrease due to customer non-renewals at our Baltimore, Chickasaw and Saraland facilities. Ancillary services fees decreased by $1.2 million, or 16%, compared to the year ended December 31, 2014. The decrease is related to a reduction in heating and lab service fees provided to customers at our Gulf Coast terminals of $1.9 million, offset by additional services provided to customers in our Brooklyn and Pawnee terminals.

Operating Expenses. Operating expenses for the year ended December 31, 2015 increased by $1.4 million, or 5%, compared to the year ended December 31, 2014. The $1.4 million increase in operating expenses is driven by an increase in operating expenses of $3.3 million related to the JBBR Acquisition and the Pawnee Terminal Acquisition and increased repair and maintenance expense of $0.6 million at our Blakeley, Brooklyn and Cleveland terminals, offset by reduced utility and contractor expense of $2.2 million at our Chickasaw, Mobile, Portland and Saraland terminals and reduced insurance expense of $0.3 million.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2015 increased by $9.2 million, or 69%, compared to the year ended December 31, 2014. The increase in SG&A expense was related to an increase in employee compensation of $2.7 million related to the implementation of the 2013 Plan in July 2014 and the related grant awards, an increase in professional fees of $3.1 million related to permitting issues at the Blakeley terminal and an increase in audit and tax compliance expenses of $0.3 million, an increase in due diligence expense of $2.5 million, related to the JBBR Acquisition,  Pawnee Terminal Acquisition and Pennsylvania Terminals Acquisition and an increase in expenses paid to the General Partner of $0.7 million.

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2015 increased by $4.4 million, or 61%, compared to the year ended December 31, 2014. The increase is primarily due to the impact of the JBBR Acquisition and Pawnee Terminal Acquisition, the 2014 capital expenditures program which included expansion capital expenditures to upgrade our Blakeley, Chickasaw and Cleveland terminals for customer expansion activities and incremental maintenance capital expenditures at our Mobile and Brooklyn terminals.  Amortization expense for the year ended December 31, 2015 increased by $5.4 million, or 99%, compared to the year ended December 31, 2014, due to intangible assets purchased in the JBBR Acquisition and Pawnee Terminal Acquisition.

Long-Lived Asset Impairment. We re-evaluated our Chillicothe terminal during 2014 and based upon the inability to enter into contracts with new or existing customers, we recognized a non-cash impairment loss of approximately $6.1 million as of December 31, 2014.  No impairment losses were recognized by the Partnership during the year ended December 31, 2015

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the year ended December 31, 2015 increased less than $0.1 million, or 1%, compared to the year ended December 31, 2014.

Interest Expense. Interest expense for the year ended December 31, 2015 increased by $3.2 million, or 85%, compared to the year ended December 31, 2014.  The increase in interest expense is a result of higher outstanding indebtedness during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in indebtedness was primarily related to amounts drawn from our Credit Facility to partially finance the JBBR Acquisition and the Pawnee Terminal Acquisition.

Net Income. Net income for the year ended December 31, 2015 increased by $9.5 million, compared to the year ended December 31, 2014.   The increase is primarily related to an increase of revenue of $26.9 million attributable to the operating results of JBBR, which was acquired in May 2015 by us in a joint venture arrangement with an affiliate of GE EFS, and UET Midstream, which was acquired in July 2015 and a reduction of $6.1 million in long-lived asset impairments recognized by us in 2015.  The increase in net income was offset by an increase in SG&A expenses of $9.2 million, related to an increase in unit-based compensation and professional fees, an increase in depreciation and amortization expenses of $4.4 million and $5.4 million, respectively, relation to the JBBR Acquisition and the Pawnee Acquisition and an increase in interest expenses of $3.2 million primarily related to amounts drawn from the Credit Facility to partially finance the JBBR Acquisition and Pawnee Terminal Acquisition.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2015 increased by $13.9 million, or 46%, compared to the year ended December 31, 2014. The increase in Adjusted EBITDA was primarily attributable to the acquisition of the Joliet and Pawnee terminals of $15.7 million, increased contribution from our petroleum products terminals of $0.5 million, increased contribution from our Portland terminal of $1.6 million and increased allocation of net income from our equity interest in Gulf LNG of $0.2 million offset by reduced customer activity in the Gulf Coast of $2.9 million and increased SG&A expense of $1.2 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Storage Capacity. Storage capacity for the year ended December 31, 2014 increased by 1.5 million bbls, or 30%, compared to the year ended December 31, 2013. The increase was due to the storage capacity associated with the Portland Terminal lease transaction in January 2014.

Throughput Activity. Throughput activity for the year ended December 31, 2014 decreased by 1.1 mbpd, or 2%, compared to the year ended December 31, 2013. The decrease was due to reduced customer activity at our Baltimore, Blakeley, Chickasaw and Saraland terminals offset by the acquisition of the Mobile and Brooklyn terminals in February 2013 and additional customer activity from the Portland terminal lease transaction in January 2014.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2014 and 2013 (in thousands, except percentages).

	Year Ended December 31,
	2014	2013	$ Change	% Change
Storage and throughput services fees	$47,175	$41,365	$5,810	14%
Ancillary services fees	7,731	6,476	1,255	19%
Total revenues	$54,906	$47,841	$7,065	15%

Revenues for the year ended December 31, 2014 increased by $7.1 million, or 15%, compared to the year ended December 31, 2013. The $5.8 million, or 14%, increase in storage and throughput services fees was the result of the acquisition of the Mobile and Brooklyn terminals in February 2013, the addition of storage contracts at the Portland terminal in January 2014, and the execution of new contracts at our Brooklyn, Cleveland and Selma terminals, offset by reduced customer activity and the expiration of customer agreements at our Baltimore, Blakeley, Chickasaw and Saraland terminals. The $1.3 million, or 19%, increase in ancillary services fees was driven by the acquisition of the Brooklyn, Mobile and Saraland facilities in February 2013, additional services provided to our customers at our Blakeley, Saraland and Portland facilities and other ancillary services provided to customers at both our refined and heavy products terminals.

Operating Expenses. Operating expenses for the year ended December 31, 2014 increased by $8.3 million, or 43%, compared to the year ended December 31, 2013. The $8.3 million increase in operating expenses was the result of $9.5 million of operating expenses in our Portland terminal, $1.1 million of operating expenses due to the acquisition of the Mobile and Brooklyn terminals in February 2013 and $1.0 million of insurance expense partially offset by a $2.3 million reduction in contract labor at our Blakeley, Chickasaw and Saraland facilities and the elimination of $0.3 million in tank rental expense for a customer at our Mobile terminal. The $9.5 million of operating expenses associated with our Portland terminal includes $6.5 million in expenses associated with a lease agreement, of which $2.7 million is related to deferred rent expense.

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

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2014 increased by $1.4 million, or 24%, compared to the year ended December 31, 2013, primarily due to the acquisition of the Mobile, Saraland and Brooklyn facilities in February 2013 and the impact of the 2013 capital expenditures program.  Amortization expense for the year ended December 31, 2014 increased by $0.6 million, compared to the year ended December 31, 2013, primarily due to the acquisition of the Mobile and Brooklyn terminals in February 2013 and the amortization of the LNG Interest, partially offset by the elimination of amortization expense associated with contracts acquired in 2010.

Long-Lived Asset Impairment. The Partnership re-evaluated the Chillicothe terminal and based upon the inability to enter into contracts with new or existing customers the Partnership recognized a non-cash impairment loss of approximately $6.1 million as of December 31, 2014.

Gain on Bargain Purchase of Business. As part of the purchase price allocation for the Brooklyn terminal acquisition in 2013, it was determined that the fair value of the assets acquired exceeded the purchase price resulting in a one-time gain of approximately $11.8 million.

Equity Earnings from Unconsolidated Affiliate. At the closing of the IPO in November 2013, we acquired the LNG Interest. We account for the LNG Interest under the equity method of accounting. We have recorded four full quarters of equity earnings of $9.9 million for the year ended December 31, 2014, as compared to one partial quarter in 2013.

Interest Expense. Interest expense for the year ended December 31, 2014 decreased by $4.9 million, or 57%, compared to the year ended December 31, 2013.  The reduction in interest expense was related to the write-off of deferred financing fees associated with the Terminal Credit Facility amendments in 2013 (as defined below) and the impact of lower interest rates due to the amendment and restatement of our $40.0 million revolving credit facility (the “Terminal Credit Facility”) entered into in November 2013.

Net Income. Net income for the year ended December 31, 2014 decreased by $11.6 million, or 90%, compared to the year ended December 31, 2013, primarily related to a non-cash long-lived asset impairment related to our Chillicothe terminal of $6.1 million, the $6.5 million of rent expense associated with the Portland terminal lease, a decrease in gain on bargain purchase of business of $11.8 million and $3.2 million of unit-based compensation associated with the 2013 Plan, offset by a reduction in one-time transaction and due diligence related expenses of $2.4 million, new customer activity at our Portland terminal, a full period of operating results for our Mobile, Saraland and Brooklyn terminal acquisitions completed in February 2013, an increase in equity earnings from the LNG Interest of $8.6 million and a decrease in interest expense of $4.9 million.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2014 increased by $6.2 million, or 26%, compared to the year ended December 31, 2013. The increase in Adjusted EBITDA was primarily attributable to four full quarters of operating results for the Mobile, Saraland and Brooklyn terminal acquisitions completed in February 2013, new commercial activity at our Portland terminal, the impact of the expansion projects completed in 2013 and the execution of customer agreements in our Blakeley, Brooklyn, Cleveland and Selma terminals.

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

On February 12, 2016, we paid a quarterly distribution of $0.44 per common unit and subordinated unit, which equates to $8.5 million per quarter, or $33.9 million per year, based on the number of common and subordinated units outstanding as of the record date. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal obligation to pay any distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of December 31, 2015, we had borrowings of $226.1 million under the Credit Facility at an interest rate of 3.43%.  During the first and second quarter of 2015, we had a $10.0 million letter of credit outstanding under its letter of credit sub-facility, which was issued to collateralize certain payment obligations in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of December 31, 2015, we had $39.3 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of December 31, 2015, we were in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment to Credit Agreement

In January 2014, in connection with the Lease Agreement, Arc Terminals Holdings, as borrower, together with us and certain of our subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland terminal.

Second Amendment to Credit Agreement

In May 2015, Arc Terminals Holdings, as borrower, together with us and certain of our other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of our financing for the JBBR Acquisition.  Upon the closing of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175.0 million to $275.0 million.  In addition, the sublimit for letters of credit was increased from $10.0 million to $20.0 million.

Third Amendment to Credit Agreement

In July 2015, Arc Terminals Holdings, as borrower, together with us and certain of our other subsidiaries, as guarantors, entered into the Third Amendment to the Credit Facility (the “Third Amendment”) as part of our financing for the Pawnee Terminal Acquisition.  Upon the consummation of the Pawnee Terminal Acquisition in July 2015, the aggregate commitments under the Credit Facility increased from $275.0 million to $300.0 million.

JBBR Acquisition Financing

In May 2015, Joliet Holdings, a joint venture company owned 60% by us and 40% by an affiliate of GE EFS, purchased all of the membership interests in JBBR from CenterPoint for a base cash purchase price of $216 million.  We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility. Pursuant to the Unit Purchase Agreement (“PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Investors”), we sold in a private placement 4,520,795 common units at a price of $16.59 to the PIPE Investors for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.  The issuance of the common units pursuant to the PIPE Purchasers Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

In connection with the JBBR Acquisition, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million, $0.9 million of which has been paid as of December 31, 2015.

Pawnee Terminal Acquisition Financing

In July 2015 we purchased all of the membership interests in UET Midstream from the Pawnee Sellers for a base purchase price, after taking into account certain estimated adjustments, of $76.6 million.  The purchase paid to the Pawnee Sellers at closing consisted of $44.3 million in cash and $32.3 million in unregistered common units of the Partnership. The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of our common units.  The fair value of those common units on the closing date was $17.30 per unit (based upon the closing price of our common units on the closing date), which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million. In addition, we borrowed $47.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the Pawnee Terminal Acquisition.

We are responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof were estimated to be approximately $11.0 million as of the closing date.  We expect construction of the Pawnee Terminal to be completed in 2016.

Contingencies

In August 2015, the City of Mobile, AL filed a complaint against Arc Terminals Holdings, pursuant to which the City of Mobile alleged that Arc Terminals Holdings was storing sulfuric acid at its Blakeley, AL facility without proper zoning approval.  Arc Terminals Holdings consented to an order with the City of Mobile, under which it agreed to cause all of the sulfuric acid of its customer (the “Blakeley Customer”) to be removed from the Blakeley, AL facility in a timely manner.  Following the removal of all sulfuric acid from the Blakeley, AL facility in November 2015, the City of Mobile dismissed its complaint against Arc Terminals Holdings.  The City of Mobile indicated that it intended to fine Arc Terminals Holdings $298 per day for each day that sulfuric acid was stored at its Blakeley, AL facility without the proper zoning approval.  Arc Terminals Holdings expects to reach a settlement with the City of Mobile regarding this fine and has accrued approximately $100,000 for this potential fine, which it believes is adequate.

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we have has established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2015.

Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

A summary of the changes in cash flow data for the years ended December 31, 2015 and 2014 are set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$37,432	$23,566	$13,866	59%
Investing activities	(273,843)	(7,808)	(266,035)	N/M
Financing activities	235,682	(13,613)	249,295	N/M

N/M indicates the metric is not meaningful.

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $37.4 million for the year ended December 31, 2015 compared to $23.6 million for the year ended December 31, 2014.  The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $9.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Our operating cash flows for the year ended December 31, 2015 also included increases to certain non-cash charges relating to depreciation, amortization and unit-based compensation of $4.4 million, $5.4 million and $2.3 million, respectively.  These increases were offset by the decrease in long-lived asset impairments of $6.1 million and a decrease in working capital of $1.7 million.  The net changes in working capital are primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for maintenance and expansion as well as property and equipment divestitures. Net cash used in investing activities was $273.8 million for the year ended December 31, 2015, of which $260.3 million was used for the JBBR Acquisition and Pawnee Terminal Acquisition, $0.4 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $13.2 million was used for construction and improvements of our Blakeley, Brooklyn, Chickasaw, Madison, Mobile - Methanol, Joliet, Pawnee, Portland and Toledo terminals. Net cash used in investing activities was $7.8 million for the year ended December 31, 2014, of which $1.2 million related to the capital calls by Gulf LNG Holdings for its potential development of a natural gas liquefaction and export terminal at the LNG Facility and $6.6 million was used for construction and improvements of our Blakeley, Chickasaw, Cleveland and Mobile terminals.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $235.7 million for the year ended December 31, 2015, compared to net cash used in financing activities of $13.6 million for the year ended December 31, 2014. This $249.3 million increase across periods was primarily attributable to a net increase in borrowings of $109.5 million during the year ended December 31, 2015, an increase in proceeds from equity offerings of $72.0 million and an increase in contributions by non-controlling interests of $87.0 million offset by an increase in distributions to unitholders and non-controlling interests of $15.1 million and an increase in deferred financing costs of $2.7 million.

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

N/M indicates the change is not meaningful.

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

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for maintenance and expansion as well as property and equipment divestitures. Net cash used in investing activities was $7.8 million for the year ended December 31, 2014, of which $1.2 million related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility. Net cash used in investing activities was $167.7 million for the year ended December 31, 2013, primarily for the purchase of our Mobile, Saraland and Brooklyn facilities in February 2013 in addition to capital spending related to the construction and improvements of our Blakeley, Chickasaw and Saraland facilities.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$226,063	$-	$226,063	$-	$-
Operating lease obligations	23,846	6,486	12,697	4,663	-
Earn-out obligations	18,834	1,369	2,738	2,738	11,989
Settlement obligations	2,000	1,000	1,000	-	-
Total	$268,743	$7,855	$241,498	$7,401	$11,989

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

We incurred maintenance and expansion capital expenditures for the years ended December 31, 2015, 2014 and 2013 as set forth in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Maintenance capital expenditures	$6,168	$2,522	$2,583
Expansion capital expenditures	9,693	5,261	166,678
Total capital expenditures	$15,861	$7,783	$169,261

Maintenance Capital Expenditures.

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (viii) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others. The significant increase in 2015 as compared to 2014 and 2013 was due to maintenance dredging at our Gulf Coast terminals, maintenance to the marine infrastructure at our Chickasaw terminal and tank containment maintenance at our Brooklyn terminal, all which had not occurred during the years ended December 31, 2014 and 2013.

Expansion Capital Expenditures.

In 2015, we invested capital to: (i) upgrade our Blakeley, Brooklyn, Madison, Mobile-Methanol and Toledo terminals in connection with new long-term customer agreements; (ii) upgrade our Portland terminal to support an existing customer agreement; (iii) expand the marine infrastructure and capabilities of the Chickasaw terminal; (iv) install heating and blending systems at our Joliet Terminal to receive, store and blend bitumen; and (v) complete the construction and commissioning of the Pawnee Terminal.

In 2014, we invested capital to: (i) complete the fuel oil tank system and asphalt tank system at our Mobile terminal for customer expansion opportunities; (ii) install a permanent boiler system at the Chickasaw terminal; (iii) upgrade the marine infrastructure and truck rack at our Cleveland terminal in connection with a new customer agreement; (iv) upgrade a tank at our Blakeley and Chickasaw terminals for new and existing customer agreements; and (v) complete carryover projects from 2013.

In 2013, we invested capital to: (i) acquire the Mobile, Saraland and Brooklyn facilities and the LNG Interest (ii) construct 150,000 bbls of storage capacity at our Mobile terminal; (iii) expand rail infrastructure at our Chickasaw and Saraland terminals; (iv) expand the Blakeley terminal dock to service Aframax capable vessels; (v) enhance the Blakeley terminal tank infrastructure to handle heated petroleum products; (vi) upgrade the Norfolk terminal truck unloading rack; and (vii) install new proprietary additive systems and unloading system upgrades at a number of facilities.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2015.

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

Revenue Recognition. Revenues from leased tank storage and delivery services are recognized as the services are performed. Revenues from the sale of excess products and additives that are mixed with customer-owned liquid products are recognized when title and risk of loss passes to the customer.

Whether the services have been performed and when title and risk of loss passes to the customer are the factors we take into consideration in deciding whether to recognize revenue. Because these factors are readily determinable and consistently applied throughout our business, we generally have not needed to make significant estimates or assumptions with respect to revenue recognition. Historically, there have been no significant changes in the factors we use to determine revenue recognition We do not believe there is a reasonable likelihood there will be a material change in the future factors we use to recognize revenue.

Impairment of Long-Lived Assets.  We periodically evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets, including property and equipment, may not be recoverable. In determining whether the carrying value of our long-lived assets is impaired, we make a number of assumptions, including whether there is an indication of impairment and the extent of any such impairment. Factors we consider as indicators of impairment may include, but are not limited to, our assessment of the market value of the asset, operating or cash flow losses and any significant change in the asset’s physical condition or use. We evaluate the potential impairment of long-lived assets by comparison of estimated undiscounted cash flows for the related asset to the asset’s carrying value. Impairment is indicated when the estimated undiscounted cash flows to be generated by the asset are less than the asset’s carrying value. If the long-lived asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, calculated using a discounted future cash flow analysis.

These future cash flow estimates (both undiscounted and discounted) are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Key assumptions in the cash flow analysis include those regarding demand for the crude oil and petroleum products that we store for our customers, volatility and pricing of crude oil and its impact on petroleum products prices, the level of domestic oil production, discount rates (for discounted cash flows) and potential future sources of cash flows. Because this type of analysis requires us to make assumptions and estimates regarding industry and economic factors, there are uncertainties associated with the methodology and assumptions underlying this analysis. If actual results are not consistent with our assumptions and estimates or our assumptions or estimates change due to new information, we may be exposed to an impairment charge. Ultimately, a prolonged period of lower commodity prices may adversely affect our estimate of future operating results through lower storage and throughput volumes on our assets, which could result in future impairment charges due to the potential impact on our operations and cash flows. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a material change in our projections of our future operating results and estimated cash flows.

Using the impairment review methodology described herein, no impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013 except as discussed in “Note 5—Property, Plant and Equipment” in our accompanying consolidated financial statements for the year ended December 31, 2015.

Goodwill. Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We determine the fair value of its single reporting unit by blending two valuation approaches: the income approach and a market value approach.  The inputs included assumptions related to our future performance of and assumptions related to discount rates, long-term growth rates and control premiums. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required.

Unit-Based Compensation.  We recognize all unit-based compensation to directors, officers, employees and other service providers in the consolidated financial statements based on the fair value of the awards.  Fair value for unit-based awards classified as equity awards is determined on the grant date of the award is recognized as compensation expense ratably over the requisite service or performance period of the equity award adjusted for actual forfeitures and is calculated at the closing price of the common units on the grant date.  Fair value for unit-based awards classified as liability awards is calculated at the closing price of the common units on the grant date and is remeasured at each reporting period until the award is settled.  Compensation expense related to unit-based awards is included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income.

For awards with performance conditions, compensation expense is accrued over the service period based on the probability that the performance conditions are going to be met.  Management uses financial models to evaluate and determine the overall probability of achieving the specific performance conditions. Our financial models estimate the future performance of the business including expected revenues, operating expenses and cash flows from operating and investing activities, and such estimates allow us to assume whether performance targets will be achieved.  Such financial models are based on key assumptions concerning the future developments and are subject to risks and uncertainties.  When awards with performance conditions that were previously considered improbable become probable, we incur additional compensation expense in the period that the probability assessment changes. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may experience material changes in unit-based compensation expense. Historically, changes in our assumptions with respect to timing of the realization of certain performance conditions has caused us to extend the period over which the performance-based awards are expensed resulting in a decrease in compensation expense.

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Environmental liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. Using this methodology, at December 31, 2015 and 2014, we had no accruals for environmental liabilities. Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Our estimates for environmental and contingent liability accruals are determined after analysis of each matter and are subject to adjustment as new information becomes available or circumstances change. When evaluating the economic implications of our environmental and contingent liabilities, management’s judgement is required in both the assessment of the likelihood and in the determination of a range of potential losses.  Revisions in the estimates of the potential liabilities could have a material impact on our results of operations or financial condition.  Presently, there have not been any events for which we would be required to make assumptions with regard to environmental and contingent liabilities.

If we were required to make estimates or assumptions with regard to environmental and other contingent liabilities, among the many uncertainties that could impact our future estimates of environmental and other contingent liabilities, if any, are the potential involvement in lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters, as well as the uncertainties that exist in operating our storage facilities and related facilities. Our insurance does not cover every potential risk associated with operating our storage facilities and related facilities, including the potential loss of significant revenues. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. At December 31, 2015, we had $226.1 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness for the year ended December 31, 2015 was 3.265% per annum. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $1.6 million increase in interest expense for the year ended December 31, 2015, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Amended and Restated Long Term Incentive Plan

On March 9, 2016, the board of directors of our general partner amended and restated the Arc Logistics Long Term Incentive Plan (as amended from time to time, the “Plan”) in order to (i) revise the provision in the Plan that provides for accelerated vesting of each outstanding award upon a Change of Control (as defined in the Plan) to allow the Committee (as defined in the Plan), should it elect to do so, to condition accelerated vesting upon both a Change of Control and a separation of employment under circumstances described in an individual award agreement and (ii) re-title the Plan as the “Arc Logistics Amended and Restated Long Term Incentive Plan.” The amendment and restatement of the Plan was effective as of March 9, 2016.  The amendment and restatement of the Plan does not affect the terms of any award granted prior to March 9, 2016. Capitalized terms used in the foregoing description but not otherwise defined herein shall have the meanings ascribed to such terms in the Plan. The foregoing description of the amendment and restatement of the Plan does not purport to be complete and is qualified in its entirety by reference to the Arc Logistics Amended and Restated Long Term Incentive Plan, a copy of which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.

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

All of the executive officers of our General Partner listed below allocate their time between managing our business and affairs and the business and affairs of our Sponsor, who devotes all of his time to the management of our business and affairs. Our executive officers who devote time to the management of our business and affairs and the business and affairs of our Sponsor intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. While the amount of time that our executive officers devote to our business and the business of our Sponsor varies in any given year based on a variety of factors, we currently estimate that each of our executive officers spend substantially all of their time on the management of our business.

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

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers, certain significant employees and directors of our General Partner, as of March 7, 2016. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our General Partner. There are no family relationships among any of our directors, executive officers or certain significant employees. Some of our directors and our executive officers also serve as executive officers or directors of our Sponsor.

Name	Age (as of March 7, 2016)	Position with our General Partner
Vincent T. Cubbage	51	Chief Executive Officer, Chairman and Director
Michael H. Hart	52	Executive Vice President–Corporate Development
John S. Blanchard	44	Senior Vice President, President–Arc Terminals
Bradley K. Oswald	33	Senior Vice President, Chief Financial Officer and Treasurer
Steven C. Schnitzer	53	Senior Vice President, General Counsel
Darrell Brock, Jr. *	50	Vice President, Business Development
Dennis Courtney *	48	Vice President, Business Development
Stephen J. Pilatzke	37	Vice President, Chief Accounting Officer
Jeffrey R. Armstrong	46	Director
Daniel R. Castagnola	49	Director
Edward P. Russell	52	Director
Eric J. Scheyer	51	Director
Sidney L. Tassin	59	Director
Gary G. White	66	Director
Barry L. Zubrow	63	Director

* Messrs. Brock and Courtney are officers of our general partner but not “executive officers” within the meaning of the Exchange Act.

Set forth below is a description of the backgrounds of our executive officers, certain significant employees and directors.

Vincent T. Cubbage. Mr. Cubbage has served as Chief Executive Officer, Chairman and a Director of our General Partner since it was formed in September 2013. He has served as the Chief Executive Officer of, and held an ownership interest in, Lightfoot Capital Partners GP LLC since it was formed in 2006. Prior to founding Lightfoot Capital Partners GP LLC, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an MBA from the American Graduate School of International Management and a BA from Eastern Washington University.

Mr. Cubbage brings valuable expertise to the board of directors due to his extensive executive experience at the highest levels, including more than eight years of experience as the chief executive officer of our Sponsor and more than 21 years of transactional experience in the energy industry.

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

Steven C. Schnitzer. Mr. Schnitzer has served as Senior Vice President, General Counsel and Secretary of our General Partner and Lightfoot Capital Partners GP LLC since February 2014. Prior to February 2014, Mr. Schnitzer practiced law with the firm of Katten Muchin Rosenman LLP, where he served as the Chair of the Corporate Group of the firm’s Washington, DC office from 2001 to January 2014 and specialized in corporate law, including mergers and acquisitions, corporate finance and securities matters. Prior to joining Katten Muchin Rosenman LLP, Mr. Schnitzer was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Crowell & Moring LLP in Washington, DC. Prior to joining Crowell & Moring LLP, Mr. Schnitzer was an Associate from 1988 to 1994 in the Corporate Finance Department of Debevoise & Plimpton LLP in New York City. Mr. Schnitzer received a Bachelor of Arts from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

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

Dennis Courtney. Mr. Courtney has served as Vice President – Business Development of our General Partner since January 2015.  Mr. Courtney focuses on the North American heavy and light product markets.  From 2013 to 2014, Mr. Courtney was in charge of all global sales of petroleum coke and coal for Oxbow Carbon and Minerals, a Florida based marketer and producer of fuel grade and calcined petroleum coke, sulfur, coal and other resources.  Prior to his tenure at Oxbow, Mr. Courtney served in various downstream and midstream management positions at Exxon and Exxon Mobil from 1991 to 2013.  During his 22-year career at Exxon and ExxonMobil, he gained increasing responsibilities in Retail Fuels Marketing, Finished Lubricants Marketing and Sales, Heavy and Clean Products Trading before managing ExxonMobil Pipeline Company’s commercial business as Vice President of Business Development and Joint Ventures.  Mr. Courtney received a BS in Civil Engineering from Duke University.

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

Eric J. Scheyer. Mr. Scheyer has served as a Director of our General Partner since October 2013 and Director for our Sponsor since 2006. Mr. Scheyer is a partner of Magnetar Capital Partners LP and Head of the Energy Group of Magnetar Financial LLC, where he leads a team of investment professionals focused on the energy and natural resource sector. Prior to joining Magnetar at its inception in 2005, Mr. Scheyer was a consultant for two years at Caxton Associates in their Strategic Quantitative Investment Division. From 1989 to 1995, Mr. Scheyer was a principal of Decorel Incorporated, where he served as President of Decorel S.A. de C.V. and Executive Vice President of Decorel Inc. From 1987 to 1989, Mr. Scheyer worked in the Oil and Gas and Natural Gas Pipeline sectors in the Equity Research Department of Donaldson, Lufkin & Jenrette in New York City. Mr. Scheyer earned a B.A. in History from Trinity College (CT).

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

From January 2012 to January 2013, Mr. Zubrow was head of Corporate and Regulatory Affairs at JP Morgan Chase & Co. Prior to that position, from December 2007 to January 2012, he served as Chief Risk Officer at JP Morgan Chase & Co. From 1978 to 2004, Mr. Zubrow served as a partner, chief credit officer and chief administrative officer until his retirement from Goldman Sachs. From October 2010 to October 2012, Mr. Zubrow served on the board of JP Morgan Chase Bank NA. Mr. Zubrow currently serves on the board of directors of the Canadian Imperial Bank of Commerce.  Mr. Zubrow received his bachelor’s degree from Haverford College in 1975. He earned an MBA in 1979 from the University of Chicago Graduate School of Business and a J.D. in 1980 from the University of Chicago Law School.

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

Compensation Committee

Although not required by NYSE rules, in July 2014, the board of directors formed a compensation committee, which has since been dissolved as of March 2015.  During its existence, all of its members meet the independence standards established by the NYSE. Prior to its dissolution, the members of the compensation committee were Messrs. Armstrong (chairman) and Tassin.

Prior to its dissolution, the compensation committee reviewed and made recommendations to the board of directors regarding certain compensation matters for the executive officers and administered our equity compensation plans for officers and key employees.  The functions previously undertaken by the compensation committee are now handled by our board of directors.

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

Executive Sessions of Non-Management Directors

The board of directors of our General Partner holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there may be an executive session including only independent directors, and at least one executive session of independent directors was held for the year ended December 31, 2015. The board of directors of our General Partner has selected Sidney L. Tassin, the Chairman of the Audit Committee, and, in his absence, any other independent director selected by a majority of the directors present at such meeting, to serve as the lead director to preside at these meetings.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the directors of our General Partner may do so by sending communications to the board of directors, any committee of the board of directors, the Chairman of the board, the lead director or any other director to the address or phone number appearing on the front page of this Annual Report on Form 10-K by marking the envelope containing each communication as “Unitholder Communication with Directors” and clearly identifying the intended recipient(s) of the communication. Communications will be relayed to the intended recipient of the board of directors of our General Partner except in instances where it is deemed unnecessary or inappropriate to do so pursuant to our guidelines, which are available on our website at www.arcxlp.com in the “Corporate Governance Guidelines” section. Any communications withheld under those guidelines will nonetheless be retained and available for any director who wishes to review them.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that all filings by such persons, were made on a timely basis during the fiscal year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and executive officers make decisions on our behalf. The executive officers of our General Partner are employed by our Sponsor and our executive officers manage the day-to-day affairs of our business. References to “our executive officers” and “our directors” refer to the executive officers and directors of our General Partner.

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

Meridian Compensation Partners, LLC, an independent compensation consultant, has been periodically engaged to provide compensation consulting services and benchmarking information to the executive management of the Partnership.  This information may also be provided to the board of directors of the General Partner, from time to time, for us in making certain compensation decisions.

As we are currently considered an emerging growth company under the JOBS Act, the compensation-related sections of this document are intended to comply with the reduced compensation disclosure requirements applicable to emerging growth companies.

In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further our reporting obligations extend only to our Chief Executive Officer and our two most highly compensated executive officers (other than our Chief Executive Officer) determined by reference to total compensation for 2015 as reported in the Summary Compensation Table below (our “Named Executive Officers”).

Summary Compensation Table

The following table summarizes the total compensation for our Named Executive Officers for services rendered to us during the fiscal year ended December 31, 2015 and December 31, 2014. Further, other than with respect to equity incentive awards granted to our Named Executive Officers under the 2013 Plan for which we bear the entire cost, the amounts reported in the table below reflect only the compensation reimbursable by us to our Sponsor under the services agreement with respect to our Named Executive Officers for the periods presented. Accordingly, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to the Sponsor and its affiliates, including us and our General Partner. The amounts reported in the table are intended only to represent the compensation received by our Named Executive Officers during the stated period for services rendered to us.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Unit Awards (2)	All Other Compensation (3)	Total
Vincent T. Cubbage	2015	$330,966	$370,500	$200,425	$7,706	$909,597
Chief Executive Officer, Chairman and Director	2014	$326,721	$163,020	$2,864,250	$7,706	$3,361,697
Bradley K. Oswald	2015	$185,250	$277,875	$40,077	$7,706	$510,908
Senior Vice President, Chief Financial Officer and Treasurer	2014	$186,174	$148,200	$1,273,000	$7,706	$1,615,080
John S. Blanchard	2015	$185,250	$248,235	$40,077	$7,706	$481,268
Senior Vice President, President - Arc Terminals	2014	$185,254	$148,200	$1,273,000	$7,706	$1,614,160

(1)	Represents the portion of the base salary-or bonus paid to our Named Executive Officers by our Sponsor that was reimbursable by us under the services agreement for fiscal years 2015 and 2014.

(2)

With respect to amounts shown for 2014, reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), determined without regard to forfeitures, of the phantom unit awards subject to performance-based vesting conditions granted to our Named Executive Officers under the 2013 Plan in July 2014 based upon probable achievement of the performance conditions and does not reflect the actual value that may be recognized by our Named Executive Officers. Assuming that the highest level of performance is achieved with respect to the performance conditions for such phantom units, the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the phantom unit awards granted to Mr. Cubbage, Mr. Oswald and Mr. Blanchard is $5,728,500, $2,546,000 and $2,546,000, respectively.  See Note 10 to our accompanying consolidated financial statements for the fiscal year ended December 31, 2015, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.  With respect to amounts shown for 2015, reflects the aggregate grant date fair value of the phantom unit awards subject to time-based vesting granted to our Named Executive Officers under the 2013 Plan in March 2015.

See the section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” for further details.

(3)	Reflects the portion of the 401(k) matching contributions made on behalf of our Named Executive Officers that was reimbursable by us under the services agreement for fiscal years 2015 and 2014.

Narrative Disclosure to Summary Compensation Table

Phantom Unit Awards

In July 2014, the board of directors of the General Partner authorized the grant of phantom unit awards (the “2014 Awards”) pursuant to a phantom unit award agreement (the “Phantom Unit Agreement”) under the 2013 Plan to our executive officers (among others), including to our Named Executive Officers.  The 2014 Awards are subject to performance-based vesting, and each such award vests as follows: (1) 25% of the award vests the day after the end of the Subordination Period (as defined in our limited partnership agreement); and (2) the three (3) remaining 25% installments of the award vest based on the date on which we have paid, for three consecutive quarters, distributions to our common and subordinated unitholders at or above a stated level, with (a) 25% of the award vesting after distributions are paid at or above $0.4457 per unit, (b) 25% of the award vesting after distributions are paid at or above $0.4845 per unit, and (c) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit.

Subject to certain exceptions, any phantom units granted under a 2014 Award will lapse and be forfeited in the event that such phantom units do not vest by the expiration date of the 2014 Award.  Generally, unvested phantom units granted under a 2014 Award will expire five years after the date the 2014 Award is granted unless prior to the end of such five-year period, we have paid to our unitholders at least one quarterly distribution (but less than three consecutive quarterly distributions) at or above $0.4845 per unit, in which case, any unvested phantom units will expire eight years following the date the 2014 Award was granted.  If we pay at least one distribution (but less than three consecutive distributions) to our unitholders at certain other distribution levels prior to the end of the five-year or eight-year expiration period, then such five-year or eight-year expiration period (as applicable) shall be extended to the second day following the day the we have paid distributions to our unitholders for the three consecutive distribution quarters commencing immediately following the end of the five-year or eight-year expiration period (as applicable).

In March 2015, the board of directors of the General Partner authorized the grant of phantom unit awards (“2015 Awards”) pursuant to a Phantom Unit Agreement under the 2013 Plan to our executive officers (among others), including to our Named Executive Officers.  The 2015 Awards are subject to time-based vesting, and each such award vests in three equal annual installments over a three-year period starting from the date of grant.

The 2014 Awards and 2015 Awards confer upon our Named Executive Officers the right to receive distribution equivalent rights, which entitle each Named Executive Officer to receive distributions on any phantom units granted equivalent to the distributions paid on our common units until such time as our Named Executive Officer’s phantom units vest, are forfeited, or expire.  Upon vesting of the 2014 Awards or 2015 Awards, phantom units will be settled in our common units, except that an award of less than 1,000 phantom units will be settled in cash.

In the event of a Change of Control (as defined under the 2013 Plan), all unvested phantom units granted under a 2014 Award or 2015 Award immediately become vested upon the occurrence of the Change of Control or upon a Named Executive Officer’s termination of employment with the General Partner, the Partnership and its affiliates (the “Partnership Entities”) prior to and in connection with such Change of Control (subject to consummation of the Change of Control). Upon a Named Executive Officer’s termination of employment with the Partnership Entities due to death or Disability (as defined in the 2013 Plan), all unvested phantom units granted under a 2014 Award or 2015 Award subject to the award immediately become vested as of the date of such termination. In the event of a Named Executive Officer’s termination for any other reason, all unvested phantom units granted under a 2014 Award or 2015 Award become null and void as of the date of such termination; provided, however, that the Committee (as defined under the 2013 Plan), in its sole discretion, may elect to vest all or any portion of such unvested phantom units or allow such phantom units to remain outstanding and continue to vest according to the vesting schedule specified in the applicable Phantom Unit Agreement or pursuant to such other terms and conditions established by the Committee.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding the unvested phantom units held by each Named Executive Officer as of December 31, 2015.

	Unit Awards
Name and Principal Position	Number of Units that Have Not Vested (1)	Market Value of Units that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (2)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (3)
Vincent T. Cubbage Chief Executive Officer, Chairman and Director	10,477	$139,030	225,000	$2,985,750
Bradley K. Oswald Senior Vice President, Chief Financial Officer and Treasurer	2,095	$27,801	100,000	$1,327,000
John S. Blanchard Senior Vice President, President - Arc Terminals	2,095	$27,801	100,000	$1,327,000

(1)

Reflects the 2015 Awards, which are the phantom unit awards subject to time-based vesting granted to our Named Executive Officers during the year ended December 31, 2015. Each 2015 Award vests three in equal annual installments over a three-year period starting from the date of grant. See section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” for further details.

(2)

Reflects the 2014 Awards, which are the phantom unit awards subject to performance-based vesting granted to our Named Executive Officers in July 2014. Each 2014 Award vests as follows: (1) 25% of the award vests the day after the end of the Subordination Period (as defined in our limited partnership agreement); and (2) the three (3) remaining 25% installments of the award vest based on the date on which we have paid, for three consecutive quarters, distributions to our common and subordinated unitholders at or above a stated level, with (a) 25% of the award vesting after distributions are paid at or above $0.4457 per unit, (b) 25% of the award vesting after distributions are paid at or above $0.4845 per unit, and (c) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit. The number of phantom units reported is based upon the number of units that could become vested and settled under the 2014 Award assuming achievement of the performance goals applicable to 100% of the phantom units subject to each 2014 Award. See the section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” for further details.

(3)

The market value of the unvested or unearned phantom unit subject to the 2014 Awards and 2015 Awards was calculated based on a price of $13.27 per unit, the closing price of our common units on December 31, 2015.

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

Potential Payments upon Termination or Change in Control

Other than the phantom unit awards, we do not currently have in place any other arrangements with any of our Named Executive Officers that would provide payments or benefits to such individuals upon termination of their service relationship with us or upon the occurrence of a change in control of us or our General Partner. For a discussion of the termination and change in control provisions applicable to the phantom unit awards, please see the section above titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards.”

Director Compensation

Officers or employees of our General Partner or our Sponsor or its owners or any designees of the foregoing, who also serve as directors of our General Partner, do not receive additional compensation for such service. The table below sets forth the compensation of the non-employee directors of our General Partner for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
Jeffrey R. Armstrong	$31,000	—	$31,000
Daniel R. Castagnola	—	—	—
Edward P. Russell	—	—	—
Eric J. Scheyer	—	—	—
Sidney L. Tassin	$50,500	—	$50,500
Gary G. White	$43,000	$382,600	$425,600
Barry L. Zubrow	—	—	—

1)

Reflects the aggregate grant date fair value of the phantom units granted to Mr. White in March 2015, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures.  See Note 10 to our accompanying consolidated financial statements for the fiscal year ended December 31, 2015, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.  As of December 31, 2015, each remaining non-employee director, other than Mr. Castagnola, held 13,334 outstanding unvested phantom units. Messrs. Castagnola, Russell, Scheyer and Zubrow are designees of our Sponsor and therefore do not receive additional compensation for their services as directors of our General Partner.

Narrative Disclosure to Director Compensation Table

In July 2014, our non-employee directors received a one-time grant of 20,000 phantom units, other than Mr. Castagnola, whose units were declined.  Mr. White joined the board of directors in October of 2014 and received a one-time grant of 20,000 phantom units in March 2015, as reported in the table above.

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

Phantom Unit Awards

The phantom unit awards made to non-employee directors of our General Partner (the “Director Awards”) were each made pursuant to a phantom unit award agreement under the 2013 Plan (the “Director Award Agreement”) and provide for time-based vesting in three equal annual installments over a three-year period beginning on the date of grant. Upon vesting, phantom units will be settled in our common units. The Director Awards confer upon the non-employee directors the right to receive distribution equivalent rights, which entitle each non-employee director to receive distributions on the phantom units equivalent to the distributions paid on our common units until such time as the non-employee director’s phantom units vest, are forfeited, or expire.

In the event of a Change of Control (as defined under the 2013 Plan), all unvested phantom units granted under a Director Award immediately become vested upon the occurrence of the Change of Control or upon the termination of a non-employee director’s service relationship with the Partnership Entities prior to and in connection with such Change of Control (subject to consummation of the Change of Control). Upon the termination of a non-employee director’s service relationship with the Partnership Entities due to death or Disability (as defined in the 2013 Plan), all unvested phantom units granted under a Director Award immediately become vested as of the date of such termination. In the event of the termination of a non-employee director’s service relationship with the Partnership Entities for any other reason, all unvested phantom units granted under a Director Award become null and void as of the date of such termination; provided, however, that the Committee (as defined in the 2013 Plan), in its sole discretion, may elect to vest all or any portion of such unvested phantom units or allow such phantom units to remain outstanding and continue to vest according to the vesting schedule specified in the Director Award Agreement or pursuant to such other terms and conditions established by the Committee.

Subject to certain exceptions, any unvested phantom units granted under a Director Award will lapse and be forfeited in the event that such units do not vest by the expiration date of the award. Generally, unvested phantom units granted under the Director Award Agreement will expire on the third anniversary of the last vesting date to occur.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the beneficial ownership of our common units and subordinated units as of March 7, 2016 held by our General Partner, by each person known by us to own more than 5% of such units, by each director and Named Executive Officer of our General Partner, and by all directors and executive officers of our General Partner as a group. Unless otherwise noted, (i) the address for each beneficial owner listed below is 725 Fifth Avenue, 19th Floor, New York, NY 10022 and (ii) the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name of Beneficial Owner, Named Executive Officer and Director	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Arc Logistics GP LLC	—	—%	—	—%	—%
Lightfoot (1)	68,617	0.5%	5,146,264	84.6%	27.1%
Center Oil (2)	211,685	1.6%	876,391	14.4%	5.7%
Kayne Anderson Capital Advisors, L.P. (3)	4,135,277	31.4%	—	—%	21.5%
Oppenheimer SteelPath MLP Income Fund (4)	1,877,990	14.3%	—	—%	9.8%
United Energy Trading, LLC (5)	1,714,247	13.0%	—	—%	8.9%
Goldman Sachs Asset Management, L.P. (6)	778,762	5.9%	—	—%	4.0%
Vincent T. Cubbage (7)	621	*	46,568	*	*
John S. Blanchard	—	—%	—	—%	—%
Bradley K. Oswald	—	—%	—	—%	—%
Jeffrey R. Armstrong (8)	6,666	*	—	—%	*
Daniel R. Castagnola	—	—%	—	—%	—%
Edward P. Russell (8)	6,666	*	—	—%	*
Eric J. Scheyer (8)	6,666	*	—	—%	*
Sidney L. Tassin (8)	6,666	*	—	—%	*
Gary G. White (8)	6,666	*	—	—%	*
Barry L. Zubrow (8)	6,666	*	—	—%	*
All named executive officers and directors as a group (10 persons)	40,617	*	46,568	—%	*

*	Less than 1%

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
(3)

Based solely on Schedule 13G/A filed with the SEC on January 11, 2016. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067. Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and shared dispositive power with respect to the reported units shown above.

(4)

Based solely on Schedule 13G/A filed with the SEC on February 1, 2016. OppenheimerFunds, Inc. is an investment adviser to Oppenheimer SteelPath MLP Income Fund. The address for Oppenheimer SteelPath MLP Income Fund is 6803 S. Tucson Way, Centennial, CO 80112. OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund have shared voting power and shared dispositive power with respect to the reported units shown above.

(5)   Based solely on Schedule 13G filed with the SEC on November 23, 2015. The address for United Energy Trading, LLC is 919 South 7th Street, Suite 405, Bismarck, ND 58504.

(6)

Based solely on Schedule 13G/A filed with the SEC on February 10, 2016.  The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, NY 10282.  Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC have shared voting power and shared dispositive power with respect to reported units shown above.

(7) Vincent Cubbage may be deemed to be the beneficial owner of certain of the common and subordinated units of the Partnership that are held by Lightfoot Capital Partners LP by virtue of his ownership interests in the general partner of Lightfoot Capital Partners LP.

(8)  Represents the vested units under each of the Director Award Agreements as a part of the 2013 Plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to equity compensation plans under which our common units are authorized for issuance.

	(a)		(b)	(c)
	Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		Weighted Average Exercise Price Of Outstanding Unit Options and Rights	Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by unitholders:	—		—	—
Equity compensation plans not approved by unitholders:
Amend and Restated Long Term Incentive Plan (1)	992,472	(2)	—	957,732
Total	992,472		—	957,732

1)

The 2013 Plan was adopted by our General Partner in November 2013 prior to and in connection with our IPO and, therefore, did not require approval by our unitholders. The 2013 Plan was amended and restated by the board of directors of our General Partner on March 9, 2016.  See “Part II, Item 9B” of this Annual Report on Form 10-K for more information.  The 2013 Plan contemplates the issuance or delivery of up to 2,000,000 common units to satisfy awards under the 2013 Plan. The material features of the 2013 Plan are described in “Note 10—Equity Plans—2013 Long-Term Incentive Plan” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2015.

2)

Represents the aggregate number of phantom units granted to certain executive officers, employees and non-employee directors under the 2013 Plan assuming vesting of 100% of the phantom units, which represents the maximum possible. There were no other types of equity awards outstanding under the 2013 Plan as of December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2015, our Sponsor owned 68,617 common units and 5,146,264 subordinated units representing a 27% limited partner interest in us. Our Sponsor also owns and controls our General Partner. Our Sponsor also appoints all of the directors of our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

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

Operational Stage

Cash available for distribution to our General Partner and its affiliates. We generally make cash distributions 100% to our unitholders, including affiliates of our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our Sponsor will receive an annual distribution of approximately $8.1 million on its units. For the year ended December 31, 2015, we paid our Sponsor $8.8 million in cash distributions.

Payments to our General Partner and its affiliates. Our General Partner does not receive a management fee or other compensation for its management of our Partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us. For the years ended December 31, 2015 and 2014, we paid our General Partner $4.7 million and $4.0 million, respectively, pursuant to the partnership agreement.

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

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with our Sponsor. Pursuant to the registration rights agreement, we are required to file a registration statement to register the common units issued to our Sponsor and the common units issuable upon the conversion of the subordinated units upon request of our Sponsor. In addition, the registration rights agreement gives our Sponsor piggyback registration rights and the right to demand underwritten offerings under certain circumstances. The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses. These registration rights are transferable to affiliates and, in certain circumstances, to third parties.

Assignment and Equity Purchase Agreement with GE EFS

In connection with the IPO, we entered into an assignment and equity purchase agreement with an affiliate of GE EFS that enabled us to acquire a 10.3% interest in Gulf LNG Holdings. Approximately $72.7 million of the proceeds from the IPO were used to acquire the LNG Interest on the closing date of the IPO.

Other Transactions with Related Persons

GCAC Guarantee

GCAC guarantees up to $20.0 million of our Credit Facility. Under certain circumstances, the lenders may release GCAC from such guarantee.

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

In December 2015, we extended the term of the storage and throughput agreement with Center Oil from June 2017 to June 2020.  The agreement will automatically renew for a period of three years at the expiration of the current term at an inflation adjusted rate (subject to a cap), as determined in accordance with the agreement, unless a party delivers a written notice of its election to terminate the storage and throughput agreement at least eighteen months prior to the expiration of the current term.

 In February 2010, we acquired a 50% undivided interest in the Baltimore, MD terminal. In connection with the acquisition, we acquired an existing agreement with Center Oil whereby we provide ethanol storage and throughput services to Center Oil. We charge Center Oil a fixed fee for storage and a fee based upon ethanol throughput at the Baltimore, MD terminal. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision in May 2015 and has been extended to May 2016.

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

In May 2013, we entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. We charge Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision in May 2015 and has been extended to May 2016.

Storage and Throughput Agreements with GCAC

In February 2013, we entered into a storage and throughput agreement with GCAC (the “GCAC Agreement 1”) whereby we provide storage and throughput services for various petroleum products to GCAC in return for a fixed per barrel storage fee plus a fixed per barrel fee for related throughput and other ancillary services. In addition, we entered into a second storage and throughput agreement with GCAC (the “GCAC Agreement 2”) whereby we built an additional 150,000 barrels of storage tanks for GCAC to store and throughput various petroleum products in return for similar economic terms of GCAC Agreement 1.

The initial term of GCAC Agreements 1 and 2 is approximately five years. These agreements can be mutually extended by both parties as long as the extension is agreed to 180 days prior to the end of the initial termination date; otherwise we have the right to lease the storage capacity to any third party.

Throughput Agreements with UET

In July 2015, we acquired UET Midstream from the Pawnee Sellers for $76.6 million (after taking into account certain adjustments), consisting of $44.3 million in cash and $32.3 million in common units.  The cash portion was financed with borrowings under the Credit Facility. The number of common units issued to the Pawnee Sellers, including UET, at the closing was based upon an issuance price of $18.50 per unit, which resulted in the issuance at closing of 1,745,669 common units.   In connection with such acquisition, we acquired two terminalling services agreements with UET (each, a “UET Throughput Agreement”).  Each UET Throughput Agreement requires UET Midstream to make available to UET a minimum volume of throughput capacity on a monthly basis at the Pawnee Terminal in exchange for payment by UET of a fixed, per barrel monthly fee for such capacity regardless of whether UET utilizes any or all such throughput capacity, in each case subject to certain exceptions.  The minimum monthly contract throughput capacity increases each year during the initial five-year term under one of the UET Throughput Agreements. The approximately five-year initial term of each UET Throughput Agreement (which expire in May 2020) will automatically extend under certain circumstances.  Each UET Throughput Agreement requires UET to deliver crude oil that meets certain specifications and to pay certain other fees, including fees for the use of excess throughput capacity and certain other ancillary services.  The UET Throughput Agreements contain certain other customary insurance, indemnification, default and termination provisions, including the right of a party to terminate the applicable UET Throughput Agreement following an event of default and the expiration of all applicable cure periods.

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Center Oil	$6,777	$7,382	$7,587
UET (a)	2,702	N/A	N/A
GCAC	1,813	1,848	592
Total	$11,292	$9,230	$8,179
(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition.

The total receivables associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Due from related parties” line on the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2015	2014
Center Oil	$564	$594
UET (a)	528	N/A
GCAC	440	306
Total	$1,532	$900

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition.

Operating Lease Agreement

In January 2014, we, through our wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement with LCP Oregon, a wholly owned subsidiary of CorEnergy, for the Portland Terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Lease Agreement”).  We guaranteed Arc Terminals Holdings’ obligations under the Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners LP.  The Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon at the Portland Terminal.  As of December 31, 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the years ended December 31, 2015, 2014 and 2013 the expense associated with the Lease Agreement was $6.4 million, $6.5 million and $0 million, respectively.  During the years ended December 31, 2015, 2014 and 2013 there was no variable rent associated with the Lease Agreement.

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

JBBR Acquisition

JBBR Purchase Agreement

In February 2015, Joliet Holdings, our joint venture company with an affiliate of GE EFS, entered into a Membership Interest Purchase Agreement (the “JBBR Purchase Agreement”) pursuant to which Joliet Holdings agreed, subject to the terms and conditions thereof, to acquire from CenterPoint, for a base cash purchase price of $216.0 million, all of the issued and outstanding membership interests in JBBR, which among other things owns the Joliet Terminal. The JBBR Acquisition closed in May 2015.

GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.

Equity Commitment Letters

In February 2015, Aircraft Services Corporation (the “GE Equity Provider”), an affiliate of GE EFS, entered into an equity commitment letter with Joliet Holdings under which GE Equity Provider agreed to contribute to Joliet Holdings forty percent (40%) of the purchase price for the JBBR Acquisition to enable Joliet Holdings to consummate the JBBR Acquisition. GE Equity Provider’s obligations to make such funding available to Joliet Holdings at the closing of the JBBR Acquisition were subject to customary funding conditions, including the satisfaction (or waiver by Joliet Holdings) of all conditions to Joliet Holdings’ obligation to consummate the JBBR Acquisition pursuant to the JBBR Purchase Agreement.

Interim Investors Agreement

In February 2015, we and EFS Midstream Holdings LLC (an affiliate of GE EFS and, as such, “GE JV Partner”), entered into an interim investors agreement (the “Interim Investors Agreement”), which governed the actions of Joliet Holdings and the relationship between us and GE JV Partner as it related to Joliet Holdings until the earlier of the closing of the JBBR Acquisition and the termination of the JBBR Purchase Agreement.

Joliet LLC Agreement

In connection with the closing of the JBBR Acquisition in May 2015, we and GE JV Partner entered into an amended and restated limited liability company agreement of Joliet Holdings governing our respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  The GE JV Partner owns 40% of Joliet Holdings, while we own the remaining 60%. We manage the ongoing operations of the Joliet Terminal.

Master Services Agreement

In connection with the JBBR Acquisition, Arc Terminals Holdings, our wholly owned subsidiary, entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the year ended December 31, 2015, we were paid $0.9 million in fees and reimbursements by Joliet Holdings under the MSA.

PIPE Transaction

In February 2015, we entered into a Unit Purchase Agreement (the “PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Purchasers”) to sell common units in a private placement. In May 2015, pursuant to the PIPE Purchase Agreement, we sold 4,520,795 common units at a price of $16.59 to the PIPE Purchasers for proceeds totaling $72.7 million after placement agent commissions and expenses. The issuance of the common units pursuant to the PIPE Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act’) pursuant to Section 4(a)(2) thereof. We used the proceeds from the private placement to fund a part of our portion of the purchase price for the JBBR Acquisition.

MTP Energy Master Fund Ltd. (“Magnetar PIPE Purchaser”), one of the PIPE Purchasers, purchased 572,635 common units for approximately $9.5 million in the PIPE Transaction. Magnetar Financial LLC controls the investment manager of the Magnetar PIPE Purchaser, and an affiliate of Magnetar Financial LLC also owns interests in Lightfoot, which is the sole owner of the General Partner. Eric Scheyer, the Head of the Energy Group of Magnetar Financial LLC, also serves on the board of directors of our General Partner.

Pursuant to the PIPE Purchase Agreement, we entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), dated May 14, 2015, with the PIPE Purchasers. Pursuant to the PIPE Registration Rights Agreement, we filed, and the SEC declared effective, a shelf registration statement registering the common units of the PIPE Purchasers. The PIPE Registration Rights Agreement also gives the PIPE Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the PIPE Purchasers.

Pawnee Terminal Acquisition

UET Contribution Agreement

In July 2015, we, through our subsidiary Arc Terminals Holdings, entered into a contribution agreement (the “Contribution Agreement”) with the Pawnee Sellers, pursuant to which we acquired all of the limited liability company interests of UET Midstream from the Pawnee Sellers for total consideration of $76.6 million (after taking into account certain adjustments), consisting of $44.3 million in cash and $32.3 million in unregistered common units.   The number of common units issued to the Pawnee Sellers, including UET, at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 common units. The issuance of the Pawnee Transaction Units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

The Contribution Agreement contained customary representations, warranties and covenants, including provisions for indemnification, subject to the limitations described therein. Certain portions of the Pawnee Terminal remain under construction, and Arc Terminals Holdings is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof estimated to be approximately $11.0 million. Such costs do not include some additional terminal upgrades presently planned by us. The Contribution Agreement also contains provisions that restrict the Pawnee Sellers (and their affiliates) from competing with the Pawnee Terminal and further grants to UET the exclusive right, for a period of one (1) year commencing from the closing date of the Pawnee Acquisition, to develop certain gathering systems so long as the crude oil from such gathering systems is delivered to the Pawnee Terminal or to a terminal that UET Midstream would develop at the development property. If UET develops such gathering system, Arc Terminals Holdings has the right to acquire up to twenty-five percent (25%) of UET’s interests in such gathering system project, which ownership interests will be subject to certain customary shareholder rights and restrictions, as more fully set forth in the Contribution Agreement. After the one (1) year exclusivity period expires and for a period of four (4) years thereafter, if UET (or an affiliate thereof) develops certain types of gathering systems within a certain radius of the Pawnee Terminal or the development property, UET has agreed to first offer to negotiate with Arc Terminals a terminal services agreement under which UET would throughput such crude oil to the Pawnee Terminal or a terminal constructed on the development property.

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the common units to the Pawnee Sellers pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, we entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Pawnee Sellers. The issuance of the Pawnee Transaction Units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) thereof.

Pursuant to the Pawnee Registration Rights Agreement, we filed, and the SEC declared effective, a shelf registration statement registering the common units of the Pawnee Sellers. The Pawnee Registration Rights Agreement gives the Pawnee Sellers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Pawnee Sellers.

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

We have engaged PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by PwC were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Audit Fees (1)	$774	$532
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	2	-
Total Fees	776	532

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

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our General Partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. PwC’s engagement to conduct our 2015 audit was pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee, PwC has not performed any non-audit services.

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

Date: March 11, 2016	ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

	By:	/s/ VINCENT T. CUBBAGE
Vincent T. Cubbage
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VINCENT T. CUBBAGE Vincent T. Cubbage	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 11, 2016

/s/ BRADLEY K. OSWALD Bradley K. Oswald	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2016

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2016

/s/ JEFFREY R. ARMSTRONG Jeffrey R. Armstrong	Director	March 11, 2016

/s/ DANIEL R. CASTAGNOLA Daniel R. Castagnola	Director	March 11, 2016

/s/ EDWARD P. RUSSELL Edward P. Russell	Director	March 11, 2016

/s/ ERIC J. SCHEYER Eric J. Scheyer	Director	March 11, 2016

/s/ SIDNEY L. TASSIN Sidney L. Tassin	Director	March 11, 2016

/s/ GARY G. WHITE Gary G. White	Director	March 11, 2016

/s/ BARRY L. ZUBROW Barry L. Zubrow	Director	March 11, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1

Membership Interests Purchase Agreement, dated January 14, 2014, by and among Lightfoot Capital Partners, L.P., CorEnergy Infrastructure Trust, Inc. and Arc Terminals Holdings LLC (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 14, 2014 (SEC File No. 001-36168)).

2.2^

Membership Interest Purchase Agreement by and between CenterPointProperties Trust, as Seller, and Arc Terminals Joliet Holdings LLC, as Buyer, dated as of February 19, 2015 (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

2.3^

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

4.2

Registration Rights Agreement dated May 14, 2015 by and among Arc Logistics Partners LP and the purchasers named on Schedule A thereto (incorporated herein by reference to Exhibit 4.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on May 20, 2015 (SEC File No. 001-36168)).

4.3

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

Exhibit No.	Description
10.4

Second Amendment To Second Amended and Restated Revolving Credit Agreement, dated as of April 13, 2015, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings, LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC and Blakeley Logistics, LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on April 13, 2015 (SEC File No. 001-36168)).

10.5

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

10.6

Services Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP, Arc Logistics GP LLC and Lightfoot Capital Partners GP LLC (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on November 12, 2013 (SEC File No. 001-36168)).

10.7

Storage and Throughput Agreement by and between Arc Terminals LP and G.P. & W., Inc., d/b/a Center Oil Company and d/b/a Center Marketing Company, dated as of July 1, 2007, as amended (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Arc Logistics Partners LP’s Registration Statement on Form S-1 filed on October 21, 2013 (SEC File No. 333-191534)).

10.8

Amendment to Extend Second Renewal Term by and between Arc Terminals Holdings LLC (as successor by assignment to Arc Terminals LP) and G.P. & W., Inc., d/b/a Center Oil Company and d/b/a Center Marketing Company, dated as of December 30, 2015 (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on December 30, 2015 (SEC File No. 001-36168)).

10.9

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

10.10

Lease, dated January 21, 2014, by and between Arc Terminals Holdings LLC, as Lessee, and LCP Oregon Holdings, LLC, as Lessor (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 24, 2014 (SEC File No. 001-36168)).

10.11

Guaranty of Lease, dated January 21, 2014, by Arc Logistics Partners LP, as Guarantor (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on January 24, 2014 (SEC File No. 001-36168)).

10.12

Letter Agreement by and between Arc Terminals Joliet Holdings LLC and Arc Logistics Partners LP dated February 19, 2015 (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.13

Letter Agreement by and between Arc Terminals Joliet Holdings LLC and Aircraft Services Corporation dated February 19, 2015 (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.14

Interim Investors Agreement by and among Arc Terminals Joliet Holdings LLC, Arc Logistics Partners LP and EFS-S LLC dated as of February 19, 2015 (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.15

Unit Purchase Agreement, dated as of February 19, 2015, by and among Arc Logistics Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

10.16

Debt Commitment Letter by and among SunTrust Bank and SunTrust Robinson Humphrey, Inc. and Arc Terminals Holdings LLC dated February 19, 2015 (incorporated herein by reference to Exhibit 10.5 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on February 20, 2015 (SEC File No. 001-36168)).

Exhibit No.	Description
10.17

Amended and Restated Limited Liability Company Agreement of Arc Terminals Joliet Holdings LLC dated May 14,

2015 between Arc Terminals Holdings LLC and EFS Midstream Holdings LLC (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on May 20, 2015 (SEC File No. 001-36168)).

10.18†

Amended and Restated Throughput Agreement by and among UET Midstream, LLC and United Energy Trading, LLC for the Pawnee Terminal, dated as of July 6, 2015 (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.19†

Amended and Restated Throughput Agreement by and among UET Midstream, LLC and United Energy Trading, LLC for the Pawnee Terminal, dated as of July 8, 2015 (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.20†

Terminal Services Agreement, dated as of May 28, 2014, by and between Joliet Bulk, Barge & Rail LLC and ExxonMobil Oil Corporation 2015 (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.21†

Amendment to Terminal Services Agreement, dated as of September 30, 2014, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation 2015 (incorporated herein by reference to Exhibit 10.5 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.22†

Crude Oil Throughput and Deficiency Agreement, dated as of May 28, 2014, by and between JBBR Pipeline LLC and ExxonMobil Oil Corporation 2015 (incorporated herein by reference to Exhibit 10.6 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.23*	Arc Logistics Amended and Restated Long Term Incentive Plan.

10.24††

Form of Phantom Unit Award Agreement (Employees – 2015) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on May 7, 2015 (SEC File No. 001-36168)).

10.25††

Form of Phantom Unit Award Agreement (Employees) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

10.26††

Form of Phantom Unit Award Agreement (Directors) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

21.1*	List of Subsidiaries of Arc Logistics Partners LP.

23.1*	Consent of PricewaterhouseCoopers, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Gulf LNG Holdings Group, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2015 and 2014.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated January 6, 2016 (SEC File No. 001-36168).
††	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
^

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish a supplemental copy of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

ARC LOGISTICS PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Arc Logistics GP LLC and Unitholders of Arc Logistics Partners LP

In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows present fairly, in all material respects, the financial position of Arc Logistics Partners LP and its subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 11, 2016

ARC LOGISTICS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$5,870	$6,599
Trade accounts receivable	8,633	3,746
Due from related parties	1,532	900
Inventories	318	285
Other current assets	1,162	1,226
Total current assets	17,515	12,756
Property, plant and equipment, net	380,671	195,886
Investment in unconsolidated affiliate	74,399	72,858
Intangible assets, net	132,121	33,189
Goodwill	39,871	15,162
Other assets	3,945	1,737
Total assets	$648,522	$331,588
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$4,085	$2,136
Accrued expenses	6,857	2,133
Due to general partner	638	409
Other liabilities	3,914	34
Total current liabilities	15,494	4,712
Credit facility	226,063	111,063
Other non-current liabilities	21,745	2,747
Total liabilities	263,302	118,522
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (13,174,410 and 6,867,950 units issued and outstanding at December 31, 2015 and 2014, respectively)	213,281	119,130
Subordinated units – (6,081,081 units issued and outstanding at December 31, 2015 and 2014)	85,371	93,588
Non-controlling interests	85,275	-
Accumulated other comprehensive income	1,293	348
Total partners’ capital	385,220	213,066
Total liabilities and partners’ capital	$648,522	$331,588

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Third-party customers	$70,497	$45,676	$39,662
Related parties	11,292	9,230	8,179
	81,789	54,906	47,841
Expenses:
Operating expenses	28,973	27,591	19,291
Selling, general and administrative	17,891	9,396	7,116
Selling, general and administrative – affiliate	4,729	3,990	2,484
Depreciation	11,680	7,261	5,836
Amortization	10,819	5,427	4,756
Long-lived asset impairment	-	6,114	-
Total expenses	74,092	59,779	39,483
Operating income (loss)	7,697	(4,873)	8,358
Other income (expense):
Gain on bargain purchase of business	-	-	11,777
Equity earnings from unconsolidated affiliate	10,030	9,895	1,307
Other income	9	17	48
Interest expense	(6,873)	(3,706)	(8,639)
Total other income (expenses), net	3,166	6,206	4,493
Income (loss) before income taxes	10,863	1,333	12,851
Income taxes	119	58	20
Net income (loss)	10,744	1,275	12,831
Net income attributable to non-controlling interests	(4,315)	-	-
Net income attributable to preferred units	-	-	(1,770)
Net income (loss) attributable to partners’ capital	6,429	1,275	11,061
Other comprehensive income (loss)	945	(144)	492
Comprehensive income (loss) attributable to partners’ capital	$7,374	$1,131	$11,553

Earnings per limited partner unit, basic:
Common units	$0.39	$0.05	$0.23
Subordinated units	$0.22	$0.05	$1.56

Earnings per limited partner unit, diluted:
Common units	$0.39	$0.05	$0.10
Subordinated units	$0.22	$0.05	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$10,744	$1,275	$12,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,680	7,261	5,836
Amortization	10,819	5,427	4,756
Gain on bargain purchase of business	-	-	(11,777)
Long-lived asset impairment	-	6,114	-
Equity earnings from unconsolidated affiliate, net of distributions	(544)	(68)	-
Amortization of deferred financing costs	1,031	496	4,428
Unit-based compensation	5,474	3,138	-
Changes in operating assets and liabilities
Trade accounts receivable	(4,887)	658	(3,430)
Due from related parties	(631)	(179)	120
Inventories	(33)	17	(47)
Other current assets	64	(449)	(606)
Accounts payable	1,248	(3,151)	1,765
Accrued expenses	3,712	(10)	680
Due to general partner	229	281	(88)
Other liabilities	(1,474)	2,756	(80)
Net cash provided by operating activities	37,432	23,566	14,388
Cash flows from investing activities:
Capital expenditures	(13,150)	(6,611)	(14,108)
Investment in unconsolidated affiliate	(361)	(1,197)	(72,740)
Distributions from unconsolidated affiliate, net of equity earnings	-	-	1,144
Net cash paid for acquisitions	(260,332)	-	(82,000)
Net cash used in investing activities	(273,843)	(7,808)	(167,704)
Cash flows from financing activities:
Distributions	(27,272)	(18,179)	(1,770)
Deferred financing costs	(3,239)	(518)	(5,248)
Repayments to credit facility	-	(25,000)	(50,937)
Proceeds from credit facility	115,000	30,500	126,000
Proceeds from equity offerings, net	72,026	-	117,296
Equity contribution from non-controlling interests	86,960	-	-
Payments of earn-out liability	(870)	-	-
Redemption of preferred units	-	-	(29,000)
Distributions paid to non-controlling interests	(6,000)	-	-
Distribution equivalent rights paid on unissued units	(923)	(416)	-
Net cash (used in) provided by financing activities	235,682	(13,613)	156,341
Net increase (decrease) in cash and cash equivalents	(729)	2,145	3,025
Cash and cash equivalents, beginning of period	6,599	4,454	1,429
Cash and cash equivalents, end of period	$5,870	$6,599	$4,454
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$6,112	$3,398	$4,589
Cash paid for income taxes	119	58	20
Non-cash investing and financing activities:
Issuance of preferred units	-	-	30,000
Deemed distributions to preferred units	-	-	1,770
Contribution of preferred units	-	-	1,000
Issuance of common units in acquisition	30,200	-	-
Liabilities assumed in acquisition	4,523	-	-
Business acquisition purchase consideration - earn-out liability	19,700		-
(Decrease) Increase in purchases of property plant and equipment in accounts payable and accrued expenses	2,712	1,173	414

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

		Partners' Capital
	Preferred Interest	Limited Partner Common Interest	Limited Partner Subordinated Interest	Limited Partners	General Partners	Non-controlling interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
Partners’ (deficit) capital at December 31, 2012	$-	$-	$-	$97,641	$(98)	$-	$-	$97,543
Issuance of preferred units	30,000	-	-	-	-	-	-	30,000
Net income	-	6,805	6,026	-	-	-	-	12,831
Other comprehensive income (loss)	-	-	-	-	-	-	492	492
Deemed distributions	1,770	(23)	(1,747)	-	-	-	-	-
Cash distributions	(1,770)	-	-	-	-	-	-	(1,770)
Recapitalization	(30,000)	1,297	97,246	(97,641)	98	-	-	(29,000)
Issuance of common units, net of offering costs	-	117,296	-	-	-	-	-	117,296
Partners’ (deficit) capital at December 31, 2013	$-	$125,375	$101,525	$-	$-	$-	$492	$227,392
Net income	-	675	600	-	-	-	-	1,275
Other comprehensive income (loss)	-	-	-	-	-	-	(144)	(144)
Unit-based compensation	-	3,138	-	-	-	-	-	3,138
Distribution equivalent rights paid on unissued units	-	(416)	-	-	-	-	-	(416)
Distributions	-	(9,642)	(8,537)	-	-	-	-	(18,179)
Partners’ capital at December 31, 2014	$-	$119,130	$93,588	$-	$-	$-	$348	$213,066
Net income	-	4,399	2,030	-	-	4,315	-	10,744
Other comprehensive income (loss)	-	-	-	-	-	-	945	945
Unit-based compensation	-	5,474	-	-	-	-	-	5,474
Contributions	-	-	-	-	-	86,960	-	86,960
Distribution equivalent rights paid on unissued units	-	(923)	-	-	-	-	-	(923)
Issuance of common units, net of offering costs	-	102,226	-	-	-	-	-	102,226
Distributions	-	(17,025)	(10,247)	-	-	(6,000)	-	(33,272)
Partners’ capital at December 31, 2015	$-	$213,281	$85,371	$-	$-	$85,275	$1,293	$385,220

The accompanying notes are an integral part of these consolidated financial statements

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

Organization and Description of Business

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

In November 2013, the Partnership completed its IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit. In connection with the IPO, the Partnership amended and restated its $40.0 million revolving credit facility (the “Terminal Credit Facility”).

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

As of December 31, 2015, our energy logistics assets are strategically located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, our facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. Our asset platform allows customers to meet the specialized handling requirements that may be required by particular products. Our combination of diverse geographic locations and logistics platforms gives us the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

As of December 31, 2015, our assets consisted of:

●

17 terminals in eleven states located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States with approximately 6.9 million barrels of crude oil and petroleum product storage capacity;

●	four rail transloading facilities with approximately 126,000 bpd of throughput capacity; and
●	the LNG Interest in connection with the LNG Facility, which has 320,000 M3 of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks

Our Partnership interests include the following as of December 31, 2015:

●	13,174,410 common units representing limited partner interests (of which 68,617 common units are held by Lightfoot);
●	6,081,081 subordinated units representing limited partner interests (of which 5,146,264 subordinated units are held by Lightfoot);
●	a non-economic general partner interest (which is held by our general partner which is owned by Lightfoot); and
●	incentive distribution rights (which are held our general partner which is owned by Lightfoot).

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with GAAP and under the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership reserves for specific trade accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. The Partnership regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful. There were no reserves for uncollectible amounts as of December 31, 2015 and 2014. During the years ended December 31, 2015 and 2013, the Partnership wrote off less than $0.1 million of uncollectible receivables. No other amounts have been deemed uncollectible in the periods presented in the consolidated statements of operations and comprehensive income.

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

Capitalized costs incurred by the Partnership during the year for major improvements and capital projects that are not completed as of year-end are recorded as construction in progress. Construction in progress is not depreciated until the related assets or improvements are ready for intended use. Additionally, the Partnership capitalizes interest costs as a part of the historical cost of constructing certain assets and includes such interest in the property, plant and equipment line on the balance sheet. Capitalized interest for the years ended December 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

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

No impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013 except as discussed in “Note 5—Property, Plant and Equipment”.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Partnership determines the fair value of its single reporting unit by blending two valuation approaches: the income approach and a market value approach. The inputs included assumptions related to the future performance of the Partnership and assumptions related to discount rates, long-term growth rates and control premiums.  Based on the results of the first step of the quantitative impairment assessment of its goodwill as of December 31, 2015, the fair value of the Partnership’s reporting unit exceeded its carrying value by approximately 9% and management concluded that no impairment was necessary.  In the event that market conditions were to remain weak for an extended period of time, the Partnership may be required to record an impairment of goodwill in the future, and such impairment could be material.

No impairments were recorded against goodwill for the years ended December 31, 2015 and 2014.

	As of December 31,
	2015	2014
Beginning Balance	$15,162	$15,162
Goodwill acquired	24,709	-
Impairment	-	-
Ending Balance	$39,871	$15,162

Other Assets

Other assets consist primarily of debt issuance costs related to the Credit Facility amendment entered into in November 2013 (see “Note 7—Debt”). Debt issuance costs are capitalized and amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. As of December 31, 2015 and 2014, the unamortized costs were approximately $3.9 million and $1.5 million, respectively.

Investment in Unconsolidated Affiliate

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The Partnership accounts for the LNG Interest using the equity method of accounting.

Deferred Rent

The Lease Agreement (as defined in “Note 13—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at December 31, 2015 and 2014 in the amount of $3.2 million and $2.7 million, respectively.

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

Income Taxes

Taxable income or loss of the Partnership generally is required to be reported on the income tax returns of the limited partners in accordance with the terms of the partnership agreement. Accordingly, no provision has been made in the accompanying consolidated financial statements for the limited partners’ federal income taxes. There are certain entity level state income taxes that are incurred at the Partnership level and have been recorded during the years ended December 31, 2015, 2014 and 2013.

The Partnership is required under GAAP to evaluate uncertain tax positions taken by the Partnership.  The financial statement effects of a tax position are recognized when the position is more likely than not, based on technical merits, to be sustained upon examination by the Internal Revenue Service.  Management has analyzed the tax positions taken by the Partnership, and has concluded that there are no uncertain tax positions taken as of December 31, 2015 and 2014 or expected to be taken.  The Partnership is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the consolidated financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Level 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using this hierarchy.

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). Because the Credit Facility (as defined in “Note 7 – Debt – Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2).

In connection with the Partnership’s acquisition, through a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million ( the “JBBR Acquisition”), Arc Terminals Joliet Holdings LLC (“Joliet Holdings”) has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition, in connection with the purchase price allocation, at approximately $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at December 31, 2015.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  No revaluation adjustments were necessary during the year ended December 31, 2015.  As of December 31, 2015, Joliet Holdings has paid $0.9 million related to the earn-out obligation.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at			Earn-out	Balance at
	December 31	Initial	Revaluation	payments	December 31,
	2014	valuation	Adjustments	paid	2015
Liabilities at fair value:
JBBR contingent consideration	$-	$19,700	$-	$(870)	$18,830
Total liabilities at fair value	$-	$19,700	$-	$(870)	$18,830

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

Non-controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  Through December 31, 2015, $6.0 million of distributions have been made to non-controlling interest holders of consolidated subsidiaries.  Refer to “Note 3 – Acquisitions” for discussion of the JBBR Acquisition which gave rise to the non-controlling interests.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract. The Partnership is currently evaluating the potential impact of this authoritative guidance on its financial condition, results of operations, cash flows and related disclosures.  In April 2015, the FASB proposed a one-year deferral of the effective date, and therefore, this guidance will be effective for the Partnership beginning in the first quarter of 2018, with early adoption optional but not before the original effective date of December 15, 2016.

In June 2014, the FASB issued new guidance related to stock compensation.  The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership beginning in the first quarter of 2016.

In February 2015, the FASB issued new guidance related to evaluating entities for inclusion in consolidations for both the variable interest model and for the voting model for limited partnerships and similar entities.  The update requires that all reporting entities reevaluate whether they should consolidate certain legal entities.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016.

In April 2015, the FASB issued new guidance related to presentation of debt issuance costs.  The update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016.

In April 2015, the FASB issued new guidance related to the accounting for fees paid in a cloud computing arrangement. The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.  This guidance will be effective for the Partnership in the first quarter of 2016.

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

In January 2016, the FASB issued new guidance which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.

In February 2016, the FASB issued new guidance which amends various aspects of existing guidance for leases.   The new guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Partnership will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on our consolidated financial position or results of operations.

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

JBBR Acquisition

In May 2015, the Partnership and an affiliate of GE EFS, through Joliet Holdings, purchased all of the membership interests in the JBBR for a base cash purchase price of $216.0 million (“JBBR Purchase Price”).  Joliet Holdings is also required to pay to CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (as defined below) (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  JBBR among other things owns a petroleum products terminal and 4-mile crude oil pipeline located in Joliet, Illinois (“Joliet Terminal”).  To finance the Partnership’s portion of the JBBR Purchase Price payable by it in connection with the JBBR Acquisition, the Partnership sold 4,520,795 common units at a price of $16.59 per unit in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, the Partnership borrowed $61.0 million under its Credit Facility to partially finance the balance of the portion of the JBBR Purchase Price payable by it at the closing of the JBBR Acquisition.

Joliet Holdings is consolidated under the voting interest model in the Partnership’s operating results.  The GE EFS ownership interest in Joliet Holdings is presented separately as a non-controlling interest.

The JBBR Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  In accordance with ASC 805, the Partnership recorded approximately $19.7 million of additional consideration related to Joliet Holdings’ earn-out payments as contingent consideration.   The $19.7 million is recorded on the balance sheet of the Partnership as a liability and will be reduced by future earn-out payments made to CenterPoint. This liability is subject to remeasurement each reporting period until the full amount of the earn-out has been satisfied.   The JBBR Purchase Price exceeded the approximately $211.0 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of approximately $24.7 million.  The Partnership believes the primary items that generated goodwill are the expected ability to grow the acquired business by leveraging its existing customer relationships and by attracting new customers based on the strategic location of the Joliet Terminal.  Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.5 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying consolidated statement of operations and comprehensive income.  Management has finalized the valuation of the net assets acquired in connection with the JBBR Acquisition and the final purchase price allocation has been determined

The following table summarizes the consideration paid and the assets acquired at the JBBR Acquisition closing date (in thousands):

Consideration:
Cash paid to seller	$216,000
Earn-out liability recognized	19,700
Total consideration	$235,700
Allocation of purchase price:
Property and equipment	$156,991
Intangible assets	54,000
Goodwill	24,709
Net assets acquired	$235,700

Since the JBBR Acquisition closing date in May 2015 through December 31, 2015, the acquired JBBR Terminal has generated approximately $21.5 million in revenue and $10.8 million of operating income.

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

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly-owned subsidiary Arc Terminals Holdings LLC (“Arc Terminals Holdings”), acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration (net of certain adjustments)

of $76.6 million (the “Pawnee Purchase Price”), consisting of $44.3 million in cash and $32.3 million in common units of the Partnership (the “Pawnee Terminal Acquisition”). UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which results in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of approximately $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership recorded approximately $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million is recorded on the balance sheet as a current liability and will be reduced by any payments made to satisfy the identified construction costs.   As of December 31, 2015, the balance of this construction related liability is approximately $2.0 million. The Partnership expects construction of the Pawnee Terminal to be completed in 2016.

The Pawnee Terminal Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  The Pawnee Terminal Acquisition purchase price equaled the approximately $74.5 million fair value of the identifiable assets acquired and accordingly, the Partnership did not recognize any goodwill as a part of the Pawnee Terminal Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $1.8 million and were expensed as incurred in accordance with ASC 805.  Management has finalized the valuation of the net assets acquired in connection with the Pawnee Terminal Acquisition and the final purchase price allocation has been determined.

The following table summarizes the consideration paid and the assets acquired at the Pawnee Terminal Acquisition closing date (in thousands):

Consideration:
Cash paid to seller	$44,332
Fair value of equity issued to seller	30,200
Total consideration	$74,532
Allocation of purchase price:
Property and equipment	$23,613
Intangible assets	55,442
Less: liabilities assumed	(4,523)
Net assets acquired	$74,532

Since the Pawnee Terminal Acquisition closing date in July 2015 through December 31, 2015, the acquired Pawnee Terminal has generated approximately $5.3 million in revenue and $2.1 million of operating income.

The unaudited pro forma operating results pursuant to ASC 805 related to the Pawnee Terminal Acquisition have been excluded due to immateriality.

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest and its balances as of December 31, 2015 and 2014 are represented below (in thousands):

Balance at December 31, 2013	$72,046
Equity earnings	9,895
Contributions	1,197
Distributions	(9,827)
Amortization of premium	(309)
Other comprehensive income	(144)
Balance at December 31, 2014	$72,858
Equity earnings	10,030
Contributions	361
Distributions	(9,486)
Amortization of premium	(309)
Other comprehensive income	945
Balance at December 31, 2015	$74,399

Gulf LNG Holdings Acquisition

In connection with the IPO, in November 2013 the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years. Refer to “Note 17—Subsequent Events—LNG Facility Arbitration” for further discussion on the Partnership’s LNG Interest. The estimated aggregate amortization of this premium for its remaining useful life from December 31, 2015 is as follows (in thousands):

Total
2016	$309
2017	309
2018	309
2019	309
2020	309
Thereafter	6,444
$7,989

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	As of December 31,
	2015	2014
Balance sheets
Current assets	$7,523	$12,537
Noncurrent assets	889,655	926,980
Total assets	$897,178	$939,517
Current liabilities	$79,970	$85,818
Long-term liabilities	678,926	733,401
Member’s equity	138,282	120,298
Total liabilities and member’s equity	$897,178	$939,517

	Year Ended December 31,
	2015	2014
Income statements
Revenues	$186,498	$186,243
Total operating costs and expenses	56,379	56,743
Operating income	130,119	129,500
Net income	$97,241	$96,062

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of December 31,
	2015	2014
Land	$74,855	$49,615
Buildings and site improvements	77,514	36,298
Tanks and trim	111,076	91,463
Pipelines	20,364	-
Machinery and equipment	118,503	32,815
Office furniture and equipment	561	2,348
Construction in progress	12,306	6,175
	415,179	218,714
Less: Accumulated depreciation	(34,508)	(22,828)
Property, plant and equipment, net	$380,671	$195,886

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

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated
	Useful Lives	As of December 31,
	in Years	2015	2014
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	39,900
Noncompete agreements	2-3	741	741
		154,868	45,426
Less: Accumulated amortization		(22,747)	(12,237)
Intangible assets, net		$132,121	$33,189

The estimated future amortization expense is approximately $14.4 million in 2016, $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020 and $66.5 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing commitments. As of December 31, 2015, the Partnership had borrowings of $226.1 million under the Credit Facility at an interest rate of 3.43%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued to collateralize certain payment obligations in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under the total leverage ratio covenant, as of December 31, 2015, the Partnership had $39.3 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of December 31, 2015, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Second Amendment

In May 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility (the “Second Amendment”) as part of its financing for the JBBR Acquisition.  Upon the consummation of the JBBR Acquisition in May 2015, the aggregate commitments under the Credit Facility increased from $175.0 million to $275.0 million.  In addition, the sublimit for letters of credit was increased from $10.0 million to $20.0 million.

Third Amendment

In July 2015 and in connection with the Pawnee Terminal Acquisition, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the third amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment principally modified certain provisions of the Credit Facility (i) to permit the consummation of the Pawnee Terminal Acquisition and (ii) to increase the aggregate commitments under the Credit Facility from $275.0 million to $300.0 million.

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

Note 9—Partners’ Capital and Distributions

Initial Public Offering

On November 6, 2013, Arc Logistics’ common units began trading on the New York Stock Exchange under the symbol “ARCX.” On November 12, 2013, the Partnership closed the IPO by selling 6,000,000 common units representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit. On November 18, 2013, the Partnership completed the sale of 786,869 additional common units pursuant to the partial exercise of the underwriters’ over-allotment option at a price to the public of $19.00 per unit.

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

As a result of the recapitalization in connection with the IPO, the number of units outstanding was adjusted on a retroactive basis, which is reflected in the table below:

	Preferred Units	Limited Partner Common Units	Limited Partner Subordinated Units
Units outstanding at December 31, 2012		80,302	6,022,655
Issuance of preferred units	1,500,000
Contribution of preferred units (1)	(1,500,000)
Units received in exchange for contribution of preferred units (1)		779	58,426
Issuance of common units in initial public offering		6,786,869	-
Units outstanding at December 31, 2013	-	6,867,950	6,081,081
Units outstanding at December 31, 2014	-	6,867,950	6,081,081
Issuance of common units in PIPE transaction (2)		4,520,795	-
Issuance of common units in UET transaction (3)		1,745,669	-
Vesting of equity-based compensation awards		39,996	-
Units outstanding at December 31, 2015		13,174,410	6,081,081

(1)	GCAC contributed its preferred units in Arc Terminals in exchange for 779 common units and 58,426 subordinated units in the Partnership and $29.8 million in cash.
(2)	Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion of these units
(3)	Refer to “Note 3 – Acquisitions – Pawnee Terminal Acquisition” for further discussion of these units

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.4400	$8,472	February 12, 2016	February 8, 2016
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015
December 31, 2014	$0.4100	$5,309	February 17, 2015	February 9, 2015
September 30, 2014	$0.4100	$5,309	November 17, 2014	November 10, 2014
June 30, 2014	$0.4000	$5,180	August 18, 2014	August 11, 2014
March 31, 2014	$0.3875	$5,018	May 16, 2014	May 9, 2014
December 31, 2013 (1)	$0.2064	$2,673	February 18, 2014	February 10, 2014

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

Note 10—Equity Plans

2013 Long-Term Incentive Plan

The board of directors of the General Partner approved and adopted the Arc Logistics Long-Term Incentive Plan (as amended from time to time, the “2013 Plan”) in November 2013.  In July 2014, the board of directors of the General Partner formed a Compensation Committee (the “Compensation Committee”) to administer the 2013 Plan.  Effective as of March 2015, the board of directors of the General Partner dissolved the Compensation Committee and, on and after such date, the board of directors of the General Partner serves as the administrative committee (the “Committee”) under the 2013 Plan.  The board of directors of our General Partner amended and restated the 2013 Plan on March 9, 2016.  Employees (including officers), consultants and directors of the General Partner, the Partnership and its affiliates (the “Partnership Entities”) are eligible to receive awards under the 2013 Plan.  The 2013 Plan authorizes up to an aggregate of 2.0 million common units to be available for awards under the 2013 Plan, subject to adjustment as provided in the 2013 Plan.  Awards available for grant under the 2013 Plan include, but are not limited to, restricted units, phantom units, unit options, and unit appreciation rights, but only phantom units have been granted under the 2013 Plan to date.

Distribution equivalent rights (“DER”) are also available for grant under the 2013 Plan, either alone or in tandem with other specific awards, which entitle the recipient to receive an amount equal to distributions paid on an outstanding common unit.  Upon the occurrence of a “change of control” or an award recipient’s termination of service due to death or “disability” (each quoted term, as defined in the 2013 Plan), any outstanding unvested award will vest in full, except that, with respect to awards issued on or after March 9, 2016 the Committee may condition the automatic vesting of any such awards then outstanding upon a separation of employment for certain reasons (as established in an individual award agreement) following the occurrence of a “change of control”.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the board of directors of the General Partner and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in three equal annual installments over a three-year period starting from the date of grant. For the years ended December 31, 2015 and 2014, the Partnership recorded approximately $0.8 million and $0.4 million, respectively, of unit-based compensation expense with respect to the Director Grants. As of December 31, 2015, the unrecognized unit-based compensation expense for the Director Grants is approximately $1.3 million, which will be recognized ratably over the remaining term of the awards.  During 2015, one-third of the phantom units granted under the Director Grants vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the years ended December 31, 2015 and 2014, the Partnership recorded approximately $4.2 million and $2.8 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. As of December 31, 2015, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $14.0 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the years ended December 31, 2015 and 2014, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of December 31, 2015, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the board of directors of the General Partner authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in three equal annual installments over a three-year period starting from the date of grant.  For the year ended December 31, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense with respect to the 2015 Equity Grants.  As of December 31, 2015, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.6 million, which will be recognized ratably over the remaining term of the awards.

During the year ended December 31, 2015, the board of directors of the General Partner and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units (in addition to the 45,668, phantom units granted in March 2015) pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the year ended December 31, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of December 31, 2015, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.8 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2015 and 2014, the Partnership paid approximately $1.7 million and $0.8 million, respectively, in DERs to phantom unit holders. For the years ended December 31, 2015 and 2014, $0.9 million and $0.4 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.7 million and $0.3 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the years ended December 31, 2015 and 2014 was $5.6 million and $3.2 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying consolidated balance sheet as of December 31, 2015 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Year Ended		Year Ended
	December 31, 2015		December 31, 2015
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	12/31/2015
Balance at December 31, 2014	928,500	$25.46	7,500	$25.46	$13.27
Granted	102,768	$18.74	-	$-	$-
Vested	(39,996)	$24.41	-	$-	$-
Forfeited	(6,000)	$25.46	(300)	$25.46	$-
Balance at December 31, 2015	985,272	$24.76	7,200	$-	$13.27

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the years ended December 31, 2015 and 2014, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 10—Equity Plans”). For the year ended December 31, 2013 the only potentially dilutive units outstanding consisted of GCAC’s preferred units (see “Note 8—Preferred Units”).

As a result of the recapitalization in connection with the IPO, earnings per unit was adjusted on a retroactive basis, which is reflected in the calculation below (in thousands, except per unit data):

	Years Ended December 31,
	2015	2014	2013
Net Income	$6,429	$1,275	$11,061
Less:
Distribution equivalent rights for unissued units	$948	$627	$-
Earnings attributable to preferred units	$-	$-	$1,423
Net income available to limited partners	$5,481	$648	$9,638
Numerator for basic earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$4,162	$343	$247
Net income allocated to subordinated unitholders	$1,319	$305	$9,391
Net income allocated to limited partners:	$5,481	$648	$9,638

Denominator for basic earnings per limited partner unit:
Common units	10,576	6,868	1,069
Subordinated units	6,081	6,081	6,031
Total basic units outstanding	16,657	12,949	7,100
Earnings per limited partner unit, basic:
Common units	$0.39	$0.05	$0.23
Subordinated units	$0.22	$0.05	$1.56

Numerator for diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$4,162	$343	$247
Net income allocated to subordinated unitholders	$1,319	$305	$9,391
Net income allocated to limited partners:	$5,481	$648	$9,638

Denominator for diluted earnings per limited partner unit:
Common units	10,576	6,868	2,583
Subordinated units	6,081	6,081	6,031
Total diluted units outstanding	16,657	12,949	8,614
Earnings per limited partner unit, diluted:
Common units	$0.39	$0.05	$0.10
Subordinated units	$0.22	$0.05	$1.56

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

For the years ended December 31, 2015, 2014 and 2013 the General Partner incurred expenses of $4.7 million, $4.0 million and $2.5 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative—affiliate” line on the accompanying consolidated statements of operations and comprehensive income. These expenses approximate what would be incurred by the Partnership on a stand-alone basis. As of December 31, 2015 and 2014, the Partnership had a payable of approximately $0.6 million and $0.4 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying consolidated balance sheets.

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

In December 2015, the Partnership extended the term of the storage and throughput agreement with Center Oil from June 2017 to June 2020.  The agreement will automatically renew for a period of three years at the expiration of the current term at an inflation adjusted rate (subject to a cap), as determined in accordance with the agreement, unless a party delivers a written notice of its election to terminate the storage and throughput agreement at least eighteen months prior to the expiration of the current term.

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

Throughput Agreements with UET

During July 2015, the Partnership acquired UET Midstream and its Pawnee Terminal from the Pawnee Sellers for $44.3 million in cash and 1,745,669 in unregistered common units in the Partnership.  In connection with such acquisition, the Partnership acquired two terminalling services agreements with UET (each, a “UET Throughput Agreement”).  Each UET Throughput Agreement requires UET Midstream to make available to UET a minimum volume of throughput capacity on a monthly basis at the Pawnee Terminal in exchange for payment by UET of a fixed, per barrel monthly fee for such capacity regardless of whether UET utilizes any or all such throughput capacity, in each case subject to certain exceptions.  The minimum monthly contract throughput capacity increases each year during the initial five-year term under one of the UET Throughput Agreements. The approximately five-year initial term of each UET Throughput Agreement (which expire in May 2020) will automatically extend under certain circumstances.  Each UET Throughput Agreement requires UET to deliver crude oil that meets certain specifications and to pay certain other fees, including fees for the use of excess throughput capacity and certain other ancillary services.  The UET Throughput Agreements contain certain other customary insurance, indemnification, default and termination provisions, including the right of a party to terminate the applicable UET Throughput Agreement following an event of default and the expiration of all applicable cure periods.

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Center Oil	$6,777	$7,382	$7,587
UET (a)	2,702	N/A	N/A
GCAC	1,813	1,848	592
Total	$11,292	$9,230	$8,179

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition.

The total receivables associated with the storage and throughput agreements for Center Oil, UET and GCAC and reflected in the “Due from related parties” line on the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2015	2014
Center Oil	$564	$594
UET (a)	528	N/A
GCAC	440	306
Total	$1,532	$900

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition.

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

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal.  As of December 31, 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the years ended December 31, 2015, 2014 and 2013 the expense associated with the Lease Agreement was $6.4 million, $6.5 million and $0 million, respectively.  During the years ended December 31, 2015, 2014 and 2013 there was no variable rent associated with the Lease Agreement.

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

Joliet LLC Agreement

In connection with the JBBR Acquisition, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the board of directors of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings receives a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the year ended December 31, 2015, the Partnership was paid $0.9 million in fees and reimbursements by Joliet Holdings under the MSA.

PIPE Transaction

Registration Rights Agreement with PIPE Purchasers

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

Material Relationships Relating to PIPE Transaction

MTP Energy Master Fund Ltd. (“Magnetar PIPE Purchaser”), one of the PIPE Purchasers, purchased 572,635 common units for approximately $9.5 million in the PIPE Transaction. Magnetar Financial LLC controls the investment manager of the Magnetar PIPE Investor, and an affiliate of Magnetar Financial LLC also owns interests in Lightfoot, which is the sole owner of the General Partner. Eric Scheyer, the Head of the Energy Group of Magnetar Financial LLC, also serves on the board of directors of the General Partner.

UET Contribution Agreement

In July 2015, the Partnership, through its subsidiary Arc Terminals Holdings, entered into a contribution agreement (the “Contribution Agreement”) with the Pawnee Sellers, pursuant to which it acquired all of the limited liability company interests of UET Midstream from the Pawnee Sellers for total consideration, net of certain adjustments, of $76.6 million, consisting of $44.3 million in cash and $32.3 million of common units of the Partnership.  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the Pawnee Transaction Units to the Pawnee Sellers pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, the Partnership entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Pawnee Sellers. The issuance of the Pawnee Transaction Units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) thereof.

Pursuant to the Pawnee Registration Rights Agreement, the Partnership filed, and the SEC declared effective, a shelf registration statement registering the common units of the Pawnee Sellers. In addition, the Pawnee Registration Rights Agreement gives the Pawnee Sellers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Pawnee Sellers.

Note 14—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues			% of Receivables
	For the Year Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
ExxonMobil Oil Corporation	27%	2%	0%	30%	4%
Chevron U.S.A. Inc.	16%	19%	3%	12%	26%
Center Oil	8%	13%	16%	6%	13%
Total percentages associated with significant customers	51%	34%	19%	48%	43%

Note 15—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of December 31, 2015 and December 31, 2014, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership has not accrued for any loss contingencies in 2015 and 2014.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of December 31, 2015 are presented below (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$226,063	$-	$-	$226,063	$-	$-	$-
Operating lease obligations	23,846	6,486	6,351	6,346	4,663	-	-
Earn-out obligations	18,834	1,369	1,369	1,369	1,369	1,369	11,989
Settlement obligations	2,000	1,000	500	500	-	-	-
Total	$268,743	$7,855	$7,720	$233,778	$6,032	$1,369	$11,989

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement.

During the year ended December 31, 2014, the members of Gulf LNG Holdings approved spending up to approximately $14.6 million towards the development of a potential natural gas liquefaction and export terminal at the LNG Facility. Through December 31, 2015, capital calls totaling $14.6 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro rata share was approximately $1.5 million. During the third and fourth quarters of 2015, additional capital calls totaling $0.5 million were issued to all members of Gulf LNG Holdings, for which the Partnership’s pro-rate share was less than $0.1 million. This amount was paid prior to December 31, 2015.

In addition to the above, GCAC is able to receive up to an additional $5.0 million in cash earn-out payments based upon the throughput activity of one customer through December 31, 2016. As of December 31, 2015, no additional amounts have been paid or are owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  As of December 31, 2015, Joliet Holdings has paid $0.9 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

In connection with the Pawnee Terminal Acquisition, the Partnership is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership expects the construction at the Pawnee Terminal to be completed in 2016.  The construction costs will be financed by a combination of available cash and borrowings under the Credit Facility.

Contingencies

In August 2015, the City of Mobile, AL filed a complaint against Arc Terminals Holdings, pursuant to which the City of Mobile alleged that Arc Terminals Holdings was storing sulfuric acid at its Blakeley, AL facility without proper zoning approval.  Arc Terminals Holdings consented to an order with the City of Mobile, under which it agreed to cause all of the sulfuric acid of its customer (the “Blakeley Customer”) to be removed from its Blakeley, AL facility in a timely manner.  Following the removal of all sulfuric acid from the Blakeley, AL facility in November 2015, the City of Mobile dismissed its complaint against Arc Terminals Holdings.  The City of Mobile indicated that it intended to fine Arc Terminals Holdings $298 per day for each day that sulfuric acid was stored at its Blakeley, AL facility without the proper zoning approval.  The Partnership expects to reach a settlement with the City of Mobile regarding this fine and has accrued approximately $100,000 for this potential fine, which it believes is adequate.

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, the Partnership has established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  The terminal services agreement that has been terminated pursuant to such settlement agreement provided for an amount of minimum take-or-pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of the Partnership’s total revenue for the year ended December 31, 2015.

Note 16— Quarterly Financial Data (Unaudited)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Revenues	$13,557	$19,110	$24,084	$25,037
Operating income (loss)	$(1,187)	$1,863	$3,393	$3,626
Net income (loss)	$304	$2,188	$2,001	$1,935
Net income (loss) per limited partner unit:
Common units (basic and diluted)	$0.01	$0.20	$0.19	$0.09
Subordinated units (basic and diluted)	$0.01	$0.02	$(0.00)	$0.09
Weighted average number of limited partners units outstanding:
Common units (basic and diluted)	6,868	9,253	9,152	13,172
Subordinated units (basic and diluted)	6,081	6,081	6,081	6,081

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Revenues	$13,213	$14,727	$13,690	$13,275
Operating income (loss)	$384	$1,185	$39	$(6,481)
Net income (loss)	$1,861	$2,742	$1,636	$(4,964)
Net income (loss) per limited partner unit:
Common units (basic and diluted)	$0.14	$0.21	$0.11	$(0.40)
Subordinated units (basic and diluted)	$0.14	$0.21	$0.11	$(0.40)
Weighted average number of limited partners units outstanding:
Common units (basic and diluted)	6,868	6,868	6,868	6,868
Subordinated units (basic and diluted)	6,081	6,081	6,081	6,081

Note 17—Subsequent Events

Cash Distribution

In January 2016, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.5 million for all common and subordinated units outstanding. The distribution is for the period from October 1, 2015 through December 31, 2015. The fourth quarter distribution represents no change to the third quarter 2015 distribution but a 7.3% increase over the fourth quarter 2014 cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis).  The distribution was paid on February 12, 2016 to unitholders of record on February 8, 2016.

Acquisition

In January 2016, the Partnership acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston, and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million.  The transaction also provides the Partnership with an option to purchase from Gulf Oil at an agreed upon purchase price additional land with storage tanks located adjacent to one of the Pennsylvania Terminals.  At closing, the Partnership entered into a take-or-pay terminal services agreement with Gulf Oil with an initial term of two years.  The throughput and related services to be provided by the Partnership to Gulf Oil under the terminal services agreement shall be provided at the Pennsylvania Terminals, as well as several of the Partnership’s other petroleum products terminals.  The acquisition was financed with a combination of available cash and borrowings under the Credit Facility.  As of the issuance of this report, the Partnership had not concluded its assessment of the fair values of the net assets acquired as provided in ASC 805.

LNG Facility Arbitration

On March 1, 2016, an affiliate of Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the LNG Facility.  Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to the Notice of Arbitration, Eni USA seeks declaratory and monetary relief in respect of its terminal use agreement, asserting that (i) the changes in the U.S. natural gas market since the execution of the terminal use agreement in December 2007 have “frustrated the essential purpose” of the terminal use agreement and (ii) the activities undertaken by affiliates of Gulf LNG Holdings “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the terminal use agreement.

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. No date has been set for such arbitration.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the year ended December 31, 2015, 23% and 30% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Long-Term Incentive Plan

In March 2016, the Board approved the grant of approximately 90,500 additional phantom units pursuant to the 2013 Plan to certain employees and consultants.  Each grant will have time based vesting, will be settled in common units and include a DER.