Form 10-Q
period 2016-03-31
Arc Logistics Partners LP
filed 2016-05-09
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 13,181,409 common units and 6,081,081 subordinated units outstanding.

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

bpd:  Barrels per day.

Distributable Cash Flow:    Represents Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; and (iv) equity earnings from the LNG Interest; plus (v) deferred revenue adjustments; and (vi) cash distributions from the LNG Interest. Distributable Cash Flow is not a presentation made in accordance with GAAP. Please see the reconciliation of Distributable Cash Flow to net income in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Distributable Cash Flow.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$6,888	$5,870
Trade accounts receivable	9,041	8,633
Due from related parties	1,337	1,532
Inventories	419	318
Other current assets	1,106	1,162
Total current assets	18,791	17,515
Property, plant and equipment, net	391,171	380,671
Investment in unconsolidated affiliate	73,708	74,399
Intangible assets, net	128,501	132,121
Goodwill	39,871	39,871
Other assets	3,779	3,945
Total assets	$655,821	$648,522
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$5,057	$4,085
Accrued expenses	5,274	6,857
Due to general partner	1,020	638
Other liabilities	3,981	3,914
Total current liabilities	15,332	15,494
Credit facility	240,313	226,063
Other non-current liabilities	21,410	21,745
Total liabilities	277,055	263,302
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (13,181,409 and 13,174,410 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	210,480	213,281
Subordinated units – (6,081,081 units issued and outstanding at March 31, 2016 and December 31, 2015)	83,679	85,371
Non-controlling interests	84,210	85,275
Accumulated other comprehensive (loss) income	397	1,293
Total partners’ capital	378,766	385,220
Total liabilities and partners’ capital	$655,821	$648,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Third-party customers	$22,584	$11,379
Related parties	3,483	2,178
	26,067	13,557
Expenses:
Operating expenses	8,687	6,280
Selling, general and administrative	3,924	4,298
Selling, general and administrative – affiliate	1,322	1,076
Depreciation	3,652	1,844
Amortization	3,697	1,246
Total expenses	21,282	14,744
Operating (loss) income	4,785	(1,187)
Other income (expense):
Equity earnings from unconsolidated affiliate	2,461	2,489
Other income	-	5
Interest expense	(2,367)	(951)
Total other income, net	94	1,543
Income before income taxes	4,879	356
Income taxes	28	52
Net income	4,851	304
Net income attributable to non-controlling interests	(1,735)	-
Net income attributable to partners' capital	3,116	304
Other comprehensive (loss) income	(896)	(471)
Comprehensive (loss) income attributable to partners’ capital	$2,220	$(167)

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.15	$0.01
Subordinated units (basic and diluted)	$0.15	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities:
Net income	$4,851	$304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,652	1,844
Amortization	3,697	1,246
Equity earnings from unconsolidated affiliate, net of distributions	(282)	(714)
Amortization of deferred financing costs	359	96
Unit-based compensation	1,095	1,535
Changes in operating assets and liabilities:
Trade accounts receivable	(219)	(196)
Due from related parties	195	(45)
Inventories	(101)	(64)
Other current assets	56	(447)
Accounts payable	(792)	(321)
Accrued expenses	(1,447)	(314)
Due to general partner	383	2,282
Other liabilities	1,073	197
Net cash provided by operating activities	12,520	5,403
Cash flows from investing activities:
Capital expenditures	(5,715)	(1,334)
Investment in unconsolidated affiliate	-	(310)
Net cash paid for acquisitions	(8,000)	-
Net cash used in investing activities	(13,715)	(1,644)
Cash flows from financing activities:
Distributions	(8,473)	(5,309)
Deferred financing costs	(192)	(389)
Proceeds from credit facility	14,250	-
Payments of earn-out liability	(341)	-
Distributions paid to non-controlling interests	(2,800)	-
Distribution equivalent rights paid on unissued units	(231)	(215)
Net cash provided by (used in) financing activities	2,213	(5,913)
Net increase (decrease) in cash and cash equivalents	1,018	(2,154)
Cash and cash equivalents, beginning of period	5,870	6,599
Cash and cash equivalents, end of period	$6,888	$4,445
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,138	$906
Cash paid for income taxes	27	52
Non-cash investing and financing activities:
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	438	209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2015	$213,281	$85,371	$85,275	$1,293	$385,220
Net income	2,132	984	1,735	-	4,851
Other comprehensive income	-	-	-	(896)	(896)
Unit-based compensation	1,095	-	-	-	1,095
Distribution equivalent rights paid on unissued units	(231)	-	-	-	(231)
Distributions	(5,797)	(2,676)	(2,800)	-	(11,273)
Partners’ capital at March 31, 2016	$210,480	$83,679	$84,210	$397	$378,766

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

In November 2013, the Partnership completed its IPO by selling 6,786,869 common units (which includes 786,869 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests in the Partnership at a price to the public of $19.00 per common unit. In connection with the IPO, the Partnership amended and restated its $40.0 million revolving credit facility.

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

As of March 31, 2016, our assets consisted of:

●

21 terminals in twelve states located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States with approximately 7.7 million barrels of crude oil and petroleum product storage capacity;

●	four rail transloading facilities with approximately 126,000 bpd of throughput capacity; and
●	the LNG Interest in connection with the LNG Facility, which has 320,000 M3 of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks

The Partnership interests included the following as of March 31, 2016:

●	13,181,409 common units representing limited partner interests (of which 68,617 common units are held by Lightfoot);
●	6,081,081 subordinated units representing limited partner interests (of which 5,146,264 subordinated units are held by Lightfoot);
●	a non-economic general partner interest (which is held by our general partner, which is owned by Lightfoot); and
●	incentive distribution rights (which are held by our general partner, which is owned by Lightfoot).

Note 2—Summary of Significant Accounting Policies

The Partnership has provided a discussion of significant accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Partnership 10-K”). Certain items from that discussion are repeated or updated below as necessary to assist in the understanding of these interim statements.

Basis of Presentation

The accompanying interim statements of the Partnership have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the Partnership’s consolidated financial statements for the year ended December 31, 2015, which are included in the 2015 Partnership 10-K, as filed with the SEC. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

No impairment charges were recorded during the three months ended March 31, 2016 and 2015.

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

A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Beginning Balance	$39,871	$15,162
Goodwill acquired	-	24,709
Ending Balance	$39,871	$39,871

Refer to “Note 3—Acquisitions – JBBR Acquisition” for discussion on the goodwill recorded in the second quarter of 2015 in connection with the JBBR Acquisition (as defined in “Note 2—Summary of Significant Accounting Policies—Fair Value of Financial Instruments” below).

Deferred Rent

The Portland Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Portland Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

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

There are many uncertainties associated with any legal proceeding and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.

Revenue Recognition

Revenues from leased tank storage and delivery services are recognized as the services are performed, evidence of a contractual arrangement exists and collectability is reasonably assured. Revenues also include the sale of excess products and additives which are mixed with customer-owned liquid products. Revenues for the sale of excess products and additives are recognized when title and risk of loss pass to the customer.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value measurements are derived using inputs and assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This three-tier hierarchy classifies fair value amounts recognized or disclosed in the condensed consolidated financial statements based on the observability of inputs used to estimate such fair values. The classification within the hierarchy of a financial asset or liability is determined based on the lowest level input that is significant to the fair value measurement. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using this hierarchy.

The amounts reported in the balance sheet for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term maturities of these instruments (Level 1). Because the Credit Facility (as defined in “Note 7 – Debt – Credit Facility” below) has a market rate of interest, its carrying amount approximated fair value (Level 2).

In connection with the Partnership’s acquisition, through a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million ( the “JBBR Acquisition”), Arc Terminals Joliet Holdings LLC (“Joliet Holdings”) has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition at approximately $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs, it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  No revaluation adjustments were necessary during the three months ended March 31, 2016.  For the three months ended March 31, 2016 and 2015, Joliet Holdings has paid $0.3 million and $0 million, respectively, related to the earn-out obligation.  Since the JBBR Acquisition through March 31, 2016, Joliet Holdings has paid $1.2 million of the earn-out to

CenterPoint. The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at		Earn-out	Balance at
	December 31	Revaluation	payments	March 31,
	2015	Adjustments	paid	2016
Liabilities at fair value:
JBBR contingent consideration	$18,830	$-	$(341)	$18,489
Total liabilities at fair value	$18,830	$-	$(341)	$18,489

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

Noncontrolling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the three months ended March 31, 2016 and 2015, $2.8 million and $0 million, respectively, of distributions have been made to non-controlling interest holders of consolidated subsidiaries.  Refer to “Note 3—Acquisitions—JBBR Acquisition” for discussion of the JBBR Acquisition which gave rise to the non-controlling interests.

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

In August 2015, the FASB issued new guidance which adds comments from the SEC related to the presentation of debt issuance costs related to line-of-credit arrangements. The SEC commented it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership adopted this requirement in the first quarter of 2016 and it had no impact on its financial condition, results of operations, cash flows and related disclosures.

In January 2016, the FASB issued new guidance which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2017. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.

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

Gulf Oil Terminals Acquisition

In January 2016, the Partnership, through its wholly owned subsidiary Arc Terminals Holdings LLC (“Arc Terminals Holdings”), acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million (the “Gulf Oil Terminals Acquisition”).  In connection with this acquisition, the Partnership also acquired an option to purchase from Gulf Oil at an agreed upon purchase price additional land with storage tanks located adjacent to one of the Pennsylvania Terminals.  At closing, the Partnership entered into a take-or-pay terminal services agreement with Gulf Oil with an initial term of two years.  The throughput and related services provided by the Partnership to Gulf Oil under the terminal services agreement are provided at the Pennsylvania Terminals, as well as several of the Partnership’s other petroleum products terminals.  The acquisition was financed with a combination of available cash and borrowings under the Credit Facility.  As of the issuance of this quarterly report, the Partnership had not concluded its assessment of the fair values of the net assets acquired as provided in ASC Topic 805, “Business Combinations” (“ASC 805”).

The Gulf Oil Terminals Acquisition was accounted for as a business combination in accordance with ASC 805.  The Gulf Oil Terminals Acquisition purchase price equaled the approximately $8.0 million fair value of the identifiable assets acquired and accordingly, the Partnership did not recognize any goodwill as a part of the Gulf Oil Terminals Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $0.5 million and were expensed as incurred in accordance with ASC 805.  Management is currently reviewing the valuation of the net assets acquired in connection with the Gulf Oil Terminals Acquisition to determine the final purchase price allocation, which is expected to be completed by the third quarter of 2016.

The total preliminary purchase price of $8.0 million was preliminarily allocated to the net assets acquired as follows (in thousands):

Consideration:
Cash paid to seller	$8,000
Total consideration	$8,000
Allocation of purchase price:
Property and equipment	$8,000
Net assets acquired	$8,000

Since the Gulf Oil Terminals Acquisition closing date in January 2016 through March 31, 2016, the Pennsylvania Terminals have generated approximately $0.4 million in revenue and less than $0.1 million of operating losses.

The unaudited pro forma results related to the Gulf Oil Terminals Acquisition have been excluded as the nature of the revenue-producing activities previously associated with the Pennsylvania Terminals has changed substantially post-acquisition from intercompany revenue to third-party generated revenue.  In addition, historical financial information for the Pennsylvania Terminals prior to the acquisition is not indicative of how the Pennsylvania Terminals are being operated since the Partnership’s acquisition and would be of no comparative value in understanding the future operations of the Pennsylvania Terminals.

JBBR Acquisition

In May 2015, the Partnership and an affiliate of GE EFS, through Joliet Holdings, purchased all of the membership interests in JBBR from CenterPoint for a base cash purchase price of $216.0 million (“JBBR Purchase Price”).  Joliet Holdings is also required to pay to CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet Terminal (as defined below) (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  JBBR owns, among other things, a petroleum products terminal and 4-mile crude oil pipeline located in Joliet, Illinois (“Joliet Terminal”).  To finance the Partnership’s portion of the consideration payable by it in connection with the JBBR Acquisition, the Partnership sold 4,520,795 common units at a price of $16.59 per unit in a private placement for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, the Partnership borrowed $61.0 million under its Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

Joliet Holdings is consolidated under the voting interest model in the Partnership’s operating results.  The GE EFS ownership interest in Joliet Holdings is presented separately as a non-controlling interest.

The JBBR Acquisition was accounted for as a business combination in accordance with ASC 805.  In accordance with ASC 805, the Partnership recorded $19.7 million of additional consideration related to Joliet Holdings’s earn-out payments as contingent consideration.   The $19.7 million is recorded on the balance sheet of the Partnership as a liability and will be reduced by future earn-out payments made to CenterPoint. This liability is subject to remeasurement each reporting period until the full amount of the earn-out has been satisfied.   The JBBR Purchase Price exceeded the $211.0 million fair value of the identifiable assets acquired and accordingly, the Partnership recognized goodwill of $24.7 million.  The Partnership believes the primary items that generated goodwill are the expected ability to grow the acquired business by leveraging its existing customer relationships and by attracting new customers based on the strategic location of the Joliet Terminal.  Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled $1.3 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying consolidated statement of operations and comprehensive income. Management has finalized the valuation of the net assets acquired in connection with the JBBR Acquisition and the final purchase price allocation has been determined.

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

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly owned subsidiary Arc Terminals Holdings, acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration (net of certain adjustments) of $76.6 million (the “Pawnee Purchase Price”), consisting of $44.3 million in cash and $32.3 million in common units of the Partnership (the “Pawnee Terminal Acquisition”). UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which resulted in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership recorded $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million is recorded on the balance sheet as a current liability and will be reduced by any payments made to satisfy the identified construction costs.  As of March 31, 2016, the Partnership had $2.0 million remaining on the balance sheet as a current liability related to the construction liability acquired.  The Partnership expects construction of the Pawnee Terminal to be completed in 2016.

The Pawnee Terminal Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  The Pawnee Terminal Acquisition purchase price equaled the $74.5 million fair value of the identifiable assets acquired and accordingly, the Partnership did not recognize any goodwill as a part of the Pawnee Terminal Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled $1.8 million and were expensed as incurred in accordance with ASC 805.  Management has finalized the valuation of the net assets acquired in connection with the Pawnee Terminal Acquisition and the final purchase price allocation has been determined.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of March 31, 2016 and December 31, 2015 are represented below (in thousands):

Balance at December 31, 2015	$74,399
Equity earnings	2,461
Contributions	-
Distributions	(2,179)
Amortization of premium	(77)
Other comprehensive income	(896)
Balance at March 31, 2016	$73,708

Investment in Gulf LNG Holdings

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for $72.7 million. The carrying value of the LNG Interest on the date of acquisition was $64.1 million and therefore the excess amount paid, by the Partnership, over the carrying value was $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from March 31, 2016 is as follows (in thousands):

Total
2016	$232
2017	309
2018	309
2019	309
2020	309
Thereafter	6,444
$7,912

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	March 31,	December 31,
	2016	2015
Balance sheets
Current assets	$5,554	$7,523
Noncurrent assets	881,255	889,655
Total assets	$886,809	$897,178
Current liabilities	$75,735	$79,970
Long-term liabilities	675,233	678,926
Member’s equity	135,841	138,282
Total liabilities and member’s equity	$886,809	$897,178

	Three Months Ended
	March 31,
	2016	2015
Income statements
Revenues	$46,484	$46,624
Total operating costs and expenses	13,855	14,206
Operating income	32,629	32,418
Net income	$23,845	$24,165

LNG Facility Arbitration

On March 1, 2016, an affiliate of Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the LNG Facility.  Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to the Notice of Arbitration, Eni USA seeks declaratory and monetary relief in respect of its terminal use agreement, asserting that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) the activities undertaken by affiliates of Gulf LNG Holdings “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the terminal use agreement.

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration, and no date has been set for such arbitration. Eni USA has advised Gulf LNG Holdings’ affiliates that it shall continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the three months ended March 31, 2016, 18% and 24% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the three months ended March 31, 2015, 34% and 33% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Land	$78,455	$74,855
Buildings and site improvements	78,483	77,514
Tanks and trim	114,523	111,076
Pipelines	20,364	20,364
Machinery and equipment	119,098	118,503
Office furniture and equipment	730	561
Construction in progress	17,678	12,306
	429,331	415,179
Less: Accumulated depreciation	(38,160)	(34,508)
Property, plant and equipment, net	$391,171	$380,671

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	March 31,	December 31,
	in Years	2016	2015
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	149,342
Non-compete agreements	2-3	741	741
		154,868	154,868
Less: Accumulated amortization		(26,367)	(22,747)
Intangible assets, net		$128,501	$132,121

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $10.8 million for the remainder of 2016, $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020 and $66.5 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing capacity. As of March 31, 2016, the Partnership had borrowings of $240.3 million under the Credit Facility at an interest rate of 3.44%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under the total leverage ratio covenant, as of March 31, 2016, the Partnership had $33.8 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment

In January 2014, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the First amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Portland Lease Agreement relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon (the “Portland Terminal”).

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

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
March 31, 2016	$0.4400	$8,475	May 13, 2016	May 9, 2016
December 31, 2015	$0.4400	$8,472	February 12, 2016	February 8, 2016
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015

Cash Distribution Policy

The Partnership’s partnership agreement (the “Partnership Agreement”) provides that the General Partner will make a determination no less frequently than each quarter as to whether to make a distribution, but the Partnership Agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the board of directors of the General Partner (the “Board”) has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three months ended March 31, 2016 and 2015, the Partnership recorded approximately $0.2 million and $0.2 million, respectively, of unit-based compensation expense with respect to the Director Grants. As of March 31, 2016, the unrecognized unit-based compensation expense for the Director Grants is approximately $1.1 million, which will be recognized ratably over the remaining term of the awards.  In July 2015, one-third of the phantom units granted under the Director Grants vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership Agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three months ended March 31, 2016 and 2015, the Partnership recorded approximately $0.8 million and $1.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. As of March 31, 2016, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $13.0 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three months ended March 31, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of March 31, 2016, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three months ended March 31, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Equity Grants.  As of March 31, 2016, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.5 million, which will be recognized ratably over the remaining term of the awards.    In March 2016, one-third of the phantom units granted under the 2015 Equity Grants vested.

During the year ended December 31, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three months ended March 31, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of March 31, 2016, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.8 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

During the three months ended March 31, 2016, the Board authorized the grant of an aggregate of 80,500 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three months ended March 31, 2016, the Partnership recorded less than $0.1 million of unit-based compensation expense with respect to the 2016 Equity Grants.  As of March 31, 2016, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $0.9 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2016 and 2015, the Partnership paid approximately $0.4 million, during each period, in DERs to phantom unit holders. For the three months ended March 31, 2016 and 2015, $0.2 million, during each period, was reflected as a reduction of partners’ capital, and the other $0.2 million, during each period, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three months ended March 31, 2016 and 2015 was $1.1 million and $1.5 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2016 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2016
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	3/31/2016
Balance at December 31, 2015	985,272	$24.76	7,200	$25.46	$10.23
Granted	80,500	$11.73	-	$-	$-
Vested	(8,551)	$19.13	-	$-	$-
Forfeited	(6,000)	$25.46	(200)	$25.46	$-
Balance at March 31, 2016	1,051,221	$23.84	7,000	$25.46	$10.23

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three months ended March 31, 2016 and 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three months ended March 31, 2016 and 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2016	2015
Net Income attributable to partners' capital	$3,116	$304
Less:
Distribution equivalent rights for unissued units	274	230
Net income available to limited partners	$2,842	$74

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$1,945	$39
Net income (loss) allocated to subordinated unitholders	$897	$35
Net income allocated to limited partners:	$2,842	$74

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	13,176	6,868
Subordinated units - (basic and diluted)	6,081	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.15	$0.01
Subordinated - (basic and diluted)	$0.15	$0.01

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

For the three months ended March 31, 2016 and 2015, the General Partner incurred expenses of $1.3 million and $1.1 million, respectively.  Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of March 31, 2016 and December 31, 2015, the Partnership had a payable of approximately $1.1 million and $0.6 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

 In February 2010, the Partnership acquired a 50% undivided interest in the Baltimore, MD terminal. In connection with the acquisition, the Partnership acquired an existing agreement with Center Oil whereby the Partnership provides ethanol storage and throughput services to Center Oil. The Partnership charges Center Oil a fixed fee for storage and a fee based upon ethanol throughput at the Baltimore, MD terminal. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision and has been extended to May 2017.

In May 2011, the Partnership entered into an agreement to provide refined products storage and throughput services to Center Oil at the Baltimore, MD terminal. The Partnership charged Center Oil a fixed fee for storage and a fee for ethanol blending and any additives added to Center Oil’s product. The storage and throughput fees were calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was not renewed and expired in May 2015.

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn, NY terminal. The Partnership charges Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision and has been extended to May 2017.

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

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Center Oil	$1,460	$1,728
UET (a)	1,575	N/A
GCAC	448	450
Total	$3,483	$2,178

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition

The total receivables associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Center Oil	$507	$564
UET (a)	527	528
GCAC	303	440
Total	$1,337	$1,532

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition

Natural Gas Supply Agreement

In March 2016, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a natural gas supply agreement with UET to supply the Portland Terminal with natural gas. UET charges the Partnership for the actual amount of natural gas supplied on a monthly basis plus a transportation fee. The agreement expires on March 31, 2017, unless mutually extended for an additional year by both UET and the Partnership.

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland Terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “ Portland Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Portland Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners, LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP.  The Portland Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Portland Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Portland Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and is $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Portland Lease Agreement totaled 10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended March 31, 2016 and 2015, the expense associated with the Portland Lease Agreement was $1.6 million, during each period. During the three months ended March 31, 2016 and 2015, there was no variable rent associated with the Portland Lease Agreement.

So long as Arc Terminals Holdings is not in default under the Portland Lease Agreement, it shall have the right to purchase the Portland Terminal at the end of the third year of the Portland Lease Agreement and at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the Purchase Option is not exercised, the Portland Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Portland Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of $4 million and $6 million, respectively.

Joliet LLC Agreement

In connection with the JBBR Acquisition, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 29.9% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the three months ended March 31, 2016, the Partnership was paid $0.2 million in fees and reimbursements by Joliet Holdings under the MSA.

PIPE Transaction

Registration Rights Agreement with PIPE Investors

Pursuant to a Unit Purchase Agreement dated as of February 19, 2015 (the “PIPE Purchase Agreement”) among the Partnership and the purchasers named therein (the “PIPE Purchasers”), the Partnership sold 4,520,795 common units at a price of $16.59 per common unit in a private placement (the “PIPE Transaction”) on May 14, 2015 for proceeds totaling $72.7 million after placement agent commissions and expenses, which were used to partially finance the Partnership’s portion of the purchase price of the JBBR Acquisition. As a part of the PIPE Transaction, the Partnership entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), dated May 14, 2015, with the PIPE Purchasers. The issuance of the common units pursuant to the PIPE Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereof.

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

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the Pawnee Transaction Units to the Pawnee Sellers (the “Initial Pawnee Holders”) pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, the Partnership entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Initial Pawnee Holders. The issuance of the Pawnee Transaction Units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

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

.

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues
	Three Months Ended		% of Receivables
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Customer A	33%	2%	29%	30%
Customer B	13%	25%	21%	12%
Customer C	6%	13%	5%	6%
Total	52%	40%	55%	48%

Note 13—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of March 31, 2016 and December 31, 2015, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership had not accrued for any loss contingencies in 2016 and 2015.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of March 31, 2016 are presented below (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$240,313	$-	$-	$240,313	$-	$-	$-
Operating lease obligations	22,235	4,868	6,357	6,347	4,663	-	-
Earn-out obligations	18,489	1,028	1,369	1,369	1,369	1,369	11,985
Settlement obligations	1,750	750	500	500	-	-	-
Total	$282,787	$5,896	$7,726	$248,029	$6,032	$1,369	$11,985

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Portland Lease Agreement (See “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” for further information).

GCAC was able to receive up to an additional $5.0 million in cash earnout payments based upon the throughput activity of one customer through January 31, 2016. As of March 31, 2016, no additional amounts had been paid or will be owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through March 31, 2016, Joliet Holdings has paid $1.2 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

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

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  For the three months ended March 31, 2016, the Partnership has paid $0.3 million related to the settlement agreement.  The terminal services agreement that has been terminated pursuant to such settlement agreement provided for an amount of minimum take-or-pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of the Partnership’s total revenue for the year ended December 31, 2015.

Note 14—Subsequent Events

Cash Distributions

In April 2016, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.5 million for all common and subordinated units outstanding. The distribution is for the period from January 1, 2016 through March 31, 2016. The first quarter distribution represents a 7.3% increase over the first quarter 2015 cash distribution of $0.41 per unit ($1.64 per unit on an annualized basis).  The distribution is payable on May 13, 2016 to unitholders of record on May 9, 2016.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed consolidated financial statements (“interim statements”), including the notes thereto, set forth herein. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Partnership 10-K”), as filed with the SEC. This discussion may contain forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under “Cautionary Statement Regarding Forward-Looking Statements.”

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

Recent Developments

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million (the “Pennsylvania Terminals Acquisition).  The acquisition, which expanded our operational footprint into the state of Pennsylvania, increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals.  In connection with this acquisition, we acquired an option to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial two-year term.  We provide throughput and related terminal services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”).  We expect to invest additional capital over the next two to three years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving loading capabilities and other various terminal improvements.

LNG Facility Arbitration

On March 1, 2016, an affiliate of Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing L.L.C. (“Eni USA”), one of the two companies that had entered into a terminal use agreement for capacity of the LNG Facility.  Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to the Notice of Arbitration, Eni USA seeks declaratory and monetary relief in respect of its terminal use agreement, asserting that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) the activities undertaken by affiliates of Gulf LNG Holdings “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the terminal use agreement.

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration, and no date has been set for such arbitration. Eni USA has advised Gulf LNG Holdings’ affiliates that it shall continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the three months ended March 31, 2016, 18% and 24% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the three months ended March 31, 2015, 34% and 33% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

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

Diversity of Receipt and Delivery Modes

Access to terminal facilities includes marine, rail, pipeline and truck.  Depending on the type of commodity our customers are storing or throughputting, each product receipt/delivery mode may offer a significant advantage to that customer at any one time or under a certain situation.  In order for our customers to optimize product pricing differentials, they generally prefer as many receipt/delivery modes as possible to access our facilities whether it be for crude oil, petroleum products, ethanol and/or biodiesel.  An important factor in potential customers deciding whether to execute a new contract with us is the availability of these receipt/delivery modes versus our competition.  If we are not able to offer a customer its preferred receipt/delivery modes that a competitor is able to offer, we will most likely not be successful in executing an agreement with that customer.

If market conditions change and a current customer is able to receive/deliver product through a competitor’s assets at a cost that is lower than our facility, we will generally see volumes decrease by that customer.  If we are able to offer receipt/delivery modes and access to our assets that allows that customer to utilize our facility at a cost that it is less than our competitors, we would expect the utilization of our asset by that customer to increase.

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

Economic conditions worldwide periodically contribute to slowdowns in the energy industry, as well as in the specific segments and markets in which we operate, resulting in reduced production, reduced supply or demand and increased price competition for our services.  In addition, economic conditions could result in a loss of customers because their access to the capital necessary to fund their supply and distribution business is limited.  Our operating results may also be affected by uncertain or changing economic conditions in certain regions of the United States.  If global economic and market conditions (including volatility or sustained weakness in commodity markets) or economic conditions in the United States remain uncertain or persist, spread or deteriorate further, we may experience material adverse effects on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of

March 31, 2016, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

Factors Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the following reasons:

●

In May 2015, we completed the acquisition of the Joliet terminal, in a joint venture arrangement with an affiliate of GE EFS. The historical condensed consolidated financial statements do not reflect the full impact of these revenue and expenses in first and second quarter of 2015.

●

In July 2015, we completed the acquisition of the Pawnee terminal.  The historical condensed consolidated financial statements do not reflect the full impact of these revenue and expenses in the first, second and third quarters of 2015.

●	In January 2016, we completed the Pennsylvania Terminals Acquisition. The historical condensed consolidated financial statements do not reflect the impact of these revenue and expenses in 2015.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of March 31, 2016, the remaining term of each terminal use agreement is approximately 15 years.

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

Distributable Cash Flow

Distributable Cash Flow is a non-GAAP financial measure that management and external users of our consolidated financial statements may use to evaluate whether we are generating sufficient cash flow to support distributions to our unitholders as well as measure the ability of our assets to generate cash sufficient to support our indebtedness and maintain our operations.  We define Distributable Cash Flow as Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; and (iv) equity earnings from the LNG Interest; plus (v) deferred revenue adjustments; and (vi) cash distributions from the LNG Interest.

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

The following table presents a reconciliation of Adjusted EBITDA and Distributable Cash Flow to net income for each of the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to partners' capital	$3,116	$304
Income taxes	28	52
Interest expense	2,367	951
Depreciation (a)	3,202	1,844
Amortization (a)	3,081	1,246
One-time non-recurring expenses (b)	559	1,285
Non-cash unit-based compensation	1,088	1,543
Non-cash deferred rent expense (c)	65	190
Adjusted EBITDA	$13,506	$7,415
Cash interest expense	(2,138)	(906)
Cash income taxes	(27)	(52)
Maintenance capital expenditures	(2,080)	(288)
Equity earnings from the LNG Interest	(2,461)	(2,489)
Cash distributions received from the LNG Interest	2,179	1,775
Distributable Cash Flow	$8,979	$5,455

(a)	The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

(b)	The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred.

(c) The non-cash deferred rent expense relates to the accounting treatment for the Portland terminal lease transaction termination fees.

Results of Operations

The following table and discussion is a summary of our results of operations for the three months ended March 31, 2016 and 2015 (in thousands, except operating data):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Third-party customers	$22,584	$11,379
Related parties	3,483	2,178
	26,067	13,557
Expenses:
Operating expenses	8,687	6,280
Selling, general and administrative	3,924	4,298
Selling, general and administrative - affiliate	1,322	1,076
Depreciation	3,652	1,844
Amortization	3,697	1,246
Total expenses	21,282	14,744
Operating (loss) income	4,785	(1,187)
Other income (expense):
Equity earnings from unconsolidated affiliate	2,461	2,489
Other income	-	5
Interest expense	(2,367)	(951)
Total other income, net	94	1,543
Income before income taxes	4,879	356
Income taxes	28	52
Net income	4,851	304
Net income attributable to non-controlling interests	(1,735)	-
Net income attributable to partners' capital	$3,116	$304
Other Financial Data:
Adjusted EBITDA	$13,506	$7,415
Distributable Cash Flow	$8,979	$5,455
Operating Data:
Storage capacity (bbls)	7,741,100	6,425,100
Throughput (bpd)	144,980	68,295
% Take or pay revenue	86%	77%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Storage Capacity. Storage capacity for the three months ended March 31, 2016 increased by 1,316,000 barrels or 20% compared to the three months ended March 31, 2015.  The increase in storage capacity is related to the Pennsylvania Terminals Acquisition and the storage capacity acquired in 2015 at our Joliet and Pawnee terminals.

Throughput Activity. Throughput activity for the three months ended March 31, 2016 increased by 76.7 mbpd or 112%, compared to the three months ended March 31, 2015.  The increase was due to the Pennsylvania Terminals Acquisition and the acquisition of the Joliet and Pawnee terminals and increased customer activity in our Blakeley, Brooklyn, Norfolk and Toledo terminals offset by decreased customer activity in our Chickasaw, Mobile-Methanol, Portland and Selma terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended March 31, 2016 and 2015 (in thousands, except percentages).

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Storage and throughput services fees	$24,622	$12,075	$12,547	104%
Ancillary services fees	1,445	1,482	(37)	-2%
Total revenues	$26,067	$13,557	$12,510	92%

Revenues for the three months ended March 31, 2016 increased by $12.5 million, or 92%, compared to the three months ended March 31, 2015. The $12.5 million, or 104%, increase in storage and throughput services fees compared to the three months ended March 31, 2015 was related to an increase in such fees of $12.0 million due to the new agreements acquired in the Pennsylvania Terminals Acquisition, the Joliet terminal acquisition and the Pawnee terminal acquisition and $0.6 million as the result of the execution of new or amendments to customer agreements at our Blakeley, Madison, Mobile-Methanol and Norfolk terminals and additional customer activity in our Brooklyn, Baltimore, Portland and Toledo terminals. The increased storage and throughput services fees were offset by $0.5 million as a result of recontracting rates at our Chickasaw and Mobile terminals and reduced throughput activity at our Chickasaw, Cleveland, Mobile and Selma terminals.  The less than $0.1 million, or 2%, decrease in ancillary services fees was driven by a mild winter which in turn resulted in less ancillary fees charged back to our customers.

Operating Expenses. Operating expenses for the three months ended March 31, 2016 increased by $2.4 million, or 38%, compared to the three months ended March 31, 2015. The $2.4 million increase in operating expenses was the result of higher property taxes, repair and maintenance expenses, employee and contract labor expenses as a result of the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals in 2015.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended March 31, 2016 decreased by $0.1 million, or 2%, compared to the three months ended March 31, 2015.  The decrease in SG&A expenses was a result of a $1.0 million decrease in due diligence expenses and stock based compensation of $0.3 million offset by an increase in professional fees associated with a customer dispute and audit and tax expenses of $0.8 million and an increase in expenses paid to our General Partner of $0.2 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended March 31, 2016 increased by $1.8 million, or 98%, compared to the three months ended March 31, 2015, primarily due to the impact of the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminal acquisitions, the 2015 capital expenditure program at the Gulf Coast terminal for customer expansion activities and incremental maintenance.  Amortization expense for the three months ended March 31, 2016 increased by $2.5 million, or 197%, compared to the three months ended March 31, 2015, primarily due to the intangible assets purchased in the Joliet and Pawnee terminal acquisitions.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended March 31, 2016 decreased by less than $0.1 million, or 1%, compared to the three months ended March 31, 2015.

Interest Expense. Interest expense for the three months ended March 31, 2016 increased $1.4 million, or 149%, compared to the three months ended March 31, 2015. The increase in interest expense is the result of higher outstanding indebtedness during the three months ended March 31, 2016 compared to March 31, 2015.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals.

Net Income. Net income for the three months ended March 31, 2016 increased by $4.5 million, compared to the three months ended March 31, 2015.  The increase was primarily related to an increase in revenues of $12.0 million principally attributable to the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminal acquisitions and $0.6 million as the result of the execution of new customer agreements at our Blakeley, Madison, Mobile-Methanol and Norfolk terminals and additional customer activity in our Brooklyn, Baltimore, Portland and Toledo terminals.  These increases in revenue were offset by an increase in operating expenses of $2.4 million as a result of the 2015 and 2016 acquisitions, an increase in depreciation and amortization of $1.8 million and $2.5 million, respectively, attributable to our 2015 and 2016 acquisitions and an increase of $1.4 million of interest expense as a result of higher outstanding indebtedness during the three months ended March 31, 2016 due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2016 increased by $6.1 million, or 82%, compared to the three months ended March 31, 2015.  The increase in Adjusted EBITDA for the three months ended March 31, 2016 was primarily attributable to the increased activity at certain refined product terminals and the contribution of the Pennsylvania Terminals, the Joliet terminal and the Pawnee terminal operations.

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

In April 2016, we declared a quarterly distribution of $0.44 per common unit and subordinated unit per quarter, which equates to approximately $8.5 million per quarter, or $33.9 million per year, based on the number of common and subordinated units outstanding as of May 2, 2016.  The distribution is payable on May 13, 2016 to unitholders of record on May 9, 2016.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility, as subsequently amended, matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of March 31, 2016, we had borrowings of $240.3 million under the Credit Facility at an interest rate of 3.44%.  During the first and second quarter of 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the acquisition of the Joliet terminal. This letter of credit was extinguished when the acquisition of the Joliet terminal closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of March 31, 2016, we had $33.8 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $20.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest and the assets owned by Arc Terminals Joliet Holdings LLC and its subsidiaries. We and each of our existing restricted subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of March 31, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment to Credit Agreement

In January 2014, in connection with the lease agreement at our Portland terminal, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the lease agreement relating to the use of the Portland terminal.

Second Amendment to Credit Agreement

In May 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Second Amendment to the Credit Facility as part of its financing for the acquisition of the Joliet terminal.  Upon the closing of the acquisition of the Joliet terminal in May 2015, the aggregate commitments under the Credit Facility increased from $175 million to $275 million.  In addition, the sublimit for letters of credit was increased from $10 million to $20 million.

Third Amendment to Credit Agreement

In July 2015, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the Third Amendment to the Credit Facility as part of its financing for the acquisition of the Pawnee terminal.  Upon the consummation of the acquisition of the Pawnee terminal in July 2015, the aggregate commitments under the Credit Facility increased from $275 million to $300 million.

JBBR Acquisition Financing

In May 2015, Arc Terminals Joliet Holdings LLC, a joint venture company owned 60% by the Partnership and 40% by an affiliate of GE Energy Financial Services, purchased all of the membership interests in Joliet Bulk, Barge & Rail LLC from CenterPoint Properties Trust for a base cash purchase price of $216 million (the “JBBR Acquisition”).  We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility. Pursuant to the Unit Purchase Agreement with the purchasers named therein (the “PIPE Purchasers”) in a private placement, the Partnership sold 4,520,795 common units at a price of $16.59 to the PIPE Purchasers for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.

Pawnee Terminal Acquisition Financing

In July 2015, we purchased all of the membership interests in UET Midstream, LLC from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for a purchase price, net of certain adjustments, of $76.6 million (the “Pawnee Terminal Acquisition”), consisting of $44.3 million in cash and $32.3 million in common units.  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s unit price on the closing date), which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million. In addition, we borrowed $47.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the Pawnee Terminal Acquisition.  We are responsible for completing the remaining construction of the Pawnee terminal and the costs thereof are estimated to be approximately $11.0 million.  We expect the construction of the Pawnee terminal to be completed in 2016.

Settlements

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

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by

$0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through March 31, 2016, we have made paid approximately $0.3 million towards our obligations under the settlement agreement.   The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2015.

Cash Flows

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$12,520	$5,403	$7,117	132%
Investing activities	(13,715)	(1,644)	(12,071)	N/M
Financing activities	2,213	(5,913)	8,126	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $12.5 million for the three months ended March 31, 2016 compared to $5.4 million for the three months ended March 31, 2015. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $4.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Our operating cash flows for the three months ended March 31, 2016 also included increases to certain non-cash charges relating to depreciation and amortization of $1.8 million and $2.5 million, respectively.  These increases were offset by a decrease in working capital of $1.9 million.  The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $13.7 million for the three months ended March 31, 2016, of which $8.0 million was used for the Pennsylvania Terminals Acquisition and $5.7 million was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $1.6 million for the three months ended March 31, 2015, of which $0.3 million related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $1.3 million was used for expansion and maintenance capital expenditures.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $2.2 million for the three months ended March 31, 2016, compared to net cash flows used in financing activities of $5.9 million for the three months ended March 31, 2015. This $8.1 million increase was primarily attributable to an increase in net borrowings from our Credit Facility of $14.3 million related to the Pennsylvania Terminals Acquisition and expansion capital expenditures, offset by an increase in distributions of $6.0 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$240,313	$-	$240,313	$-	$-
Operating lease obligations	22,235	6,457	15,673	105	-
Earn-out obligations	18,489	1,369	2,738	2,738	11,644
Settlement obligations	1,750	875	875	-	-
Total	$282,787	$7,826	$258,724	$2,843	$11,644

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

We incurred maintenance and expansion capital expenditures for the three months ended March 31, 2016 and 2015 as set forth in the following table (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Maintenance capital expenditures	$2,080	$288
Expansion capital expenditures	4,177	1,255
Total capital expenditures	$6,257	$1,543

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The increase during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to maintenance dredging at our Gulf Coast terminals, maintenance to the marine infrastructure at our Chickasaw, AL terminal and tank inspections at our Mobile and Portland terminals, all which did not occur during the three months ended March 31, 2015 because these types of maintenance projects do not occur on an annual basis.

Expansion Capital Expenditures

During the three months ended March 31, 2016, we invested capital to upgrade our Blakeley terminal in connection with a new long-term customer agreement, invested capital to upgrade our Joliet and Portland terminals to support existing customer agreements, invested capital at our Pawnee terminal to construct a new tank to support an existing customer contract and invested capital to expand the marine infrastructure and capabilities of our Chickasaw terminal.

During the three months ended March 31, 2015, we invested capital to upgrade the Blakeley terminal and Toledo terminal in connection with two new five-year customer agreements.

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

Critical Accounting Policies and Estimates

As of March 31, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2015 Partnership 10-K, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Partnership 10-K, as filed with the SEC. Market risk is the risk of loss arising from adverse changes in market rates and prices. We do not take title to the crude oil and petroleum products that we handle and store. We do not intend to hedge our indirect exposure to commodity risk.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of March 31, 2016, we had $240.3 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three months ended March 31, 2016 was approximately 3.6%. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.6 million increase in interest expense for the three months ended March 31, 2016 assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks under the heading “Risk Factors” in our 2015 Partnership 10-K. There has been no material change in our risk factors from those described in the 2015 Partnership 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 9, 2016, our General Partner adopted a form of Change of Control Agreement (the “COC Agreement”) in order to recognize and encourage the continuation of valuable services to our General Partner, us and our subsidiaries provided by certain key personnel, including persons employed by an affiliate that controls our General Partner, and has entered into a COC Agreement with each of our Named Executive Officers.  A summary of the material features of the COC Agreement is set forth below. Capitalized terms used in the summary below but not otherwise defined therein shall have the meanings ascribed to such terms in the COC Agreement.

Under the COC Agreement, if a Named Executive Officer’s employment with the Partnership Entities is terminated (A) during the two-year period following a Change of Control either (i) without Cause, (ii) by the Named Executive Officer for Good Reason or (iii) due to the Named Executive Officer’s death or Disability provided such death or disability occurs while the Name Executive Officer is fulfilling his duties to the Partnership Entities or (B) during the six-month period preceding the Change of Control without

Cause provided such termination is in connection with or in anticipation of the Change of Control, such Named Executive Officer will be entitled to certain severance payments and benefits. The severance payments and benefits generally consist of a lump sum cash payment, payable on the 60th day following the Date of Separation (or on the 60th day following a Change of Control if the termination occurs without Cause in the six-month period preceding, and in connection with or in anticipation of, the Change of Control), in an amount equal to the sum of (1) any payments or obligations accrued by the Named Executive Officer from the first day of the calendar year through the Date of Separation; (2) a pro-rata portion of the greater of the Named Executive Officer’s (a) target annual cash bonus for the year in which the Date of Separation occurs and (b) the total dollar amount of the annual bonus earned by the Named Executive Officer for the calendar year immediately prior to the calendar year in which the Date of Separation occurs (which amount shall include the dollar value of any equity-based interests, including derivate equity interests, awarded to the Named Executive Officer as part of such annual bonus); (3) the product of two (2) times the sum of the Named Executive Officer’s (a) annualized base salary and (b) target annual cash bonus for the calendar year in which the Date of Separation occurs (or, with respect to (b) in the event that no target annual cash bonus has been set, the Named Executive Officer’s target annual cash bonus established for the calendar year of 2016); and (4) an additional lump sum of $40,000.  In the case of the COC Agreements applicable to recipients thereof other than the Named Executive Officers, the multiplier applied to the sum of such recipient’s annualized base salary and target annual cash bonus (or, in certain circumstances, actual cash bonus in the year immediately preceding the year of separation) as described in clause (3) of the immediately preceding sentence varies between one (1), one and a half (1.5) and two (2), as selected by our Board.

Payments under a COC Agreement are subject to, and conditioned on, the COC Agreement recipient executing and not revoking a release of claims in our General Partner’s customary form following the Date of Separation.

The foregoing description of the COC Agreement does not purport to be complete and is qualified in its entirety by reference to the Form of Change of Control Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: May 6, 2016	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1*

Side Letter to the Storage and Throughput Agreement, dated July 1, 2007, by and between Arc Terminals Holdings LLC (as successor by assignment to Arc Terminals LP) and G.P. & W. Inc. d/b/a center Oil Company and d/b/a Center Marketing Company as amended, dated January 15, 2016.

10.2*	Form of Phantom Unit Award Agreement (Employees – 2016) under the Arc Logistics Amended and Restated Long Term Incentive Plan.

10.3*	Form of Change of Control Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith