Form 10-Q
period 2016-06-30
Arc Logistics Partners LP
filed 2016-08-05
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 13,214,744 common units and 6,081,081 subordinated units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$6,989	$5,870
Trade accounts receivable	9,219	8,633
Due from related parties	1,404	1,532
Inventories	397	318
Other current assets	948	1,162
Total current assets	18,957	17,515
Property, plant and equipment, net	394,597	380,671
Investment in unconsolidated affiliate	73,497	74,399
Intangible assets, net	124,906	132,121
Goodwill	39,871	39,871
Other assets	3,791	3,945
Total assets	$655,619	$648,522
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$8,517	$4,085
Accrued expenses	4,884	6,857
Due to general partner	994	638
Other liabilities	2,010	3,914
Total current liabilities	16,405	15,494
Credit facility	243,313	226,063
Other non-current liabilities	21,025	21,745
Total liabilities	280,743	263,302
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (13,181,409 and 13,174,410 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	208,658	213,281
Subordinated units – (6,081,081 units issued and outstanding at June 30, 2016 and December 31, 2015)	82,410	85,371
Non-controlling interests	83,430	85,275
Accumulated other comprehensive (loss) income	378	1,293
Total partners’ capital	374,876	385,220
Total liabilities and partners’ capital	$655,619	$648,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Third-party customers	$22,619	$16,996	$45,202	$28,375
Related parties	3,625	2,114	7,108	4,292
	26,244	19,110	52,310	32,667
Expenses:
Operating expenses	8,228	7,012	16,914	13,292
Selling, general and administrative	3,103	4,399	7,026	8,697
Selling, general and administrative – affiliate	1,302	1,086	2,624	2,162
Depreciation	3,720	2,619	7,372	4,462
Amortization	3,672	2,131	7,370	3,376
Total expenses	20,025	17,247	41,306	31,989
Operating (loss) income	6,219	1,863	11,004	678
Other income (expense):
Equity earnings from unconsolidated affiliate	2,466	2,503	4,927	4,992
Other income	-	2	-	7
Interest expense	(2,386)	(1,518)	(4,753)	(2,469)
Total other income, net	80	987	174	2,530
Income before income taxes	6,299	2,850	11,178	3,208
Income taxes	24	17	51	69
Net income	6,275	2,833	11,127	3,139
Net income attributable to non-controlling interests	(1,820)	(645)	(3,555)	(645)
Net income attributable to partners' capital	4,455	2,188	7,572	2,494
Other comprehensive (loss) income	(19)	840	(915)	369
Comprehensive (loss) income attributable to partners’ capital	$4,436	$3,028	$6,657	$2,863

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.22	$0.20	$0.37	$0.23
Subordinated units (basic and diluted)	$0.22	$0.02	$0.36	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities:
Net income	$11,127	$3,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,372	4,462
Amortization	7,370	3,376
Equity earnings from unconsolidated affiliate, net of distributions	(168)	(615)
Amortization of deferred financing costs	739	375
Unit-based compensation	2,296	2,842
Changes in operating assets and liabilities:
Trade accounts receivable	(398)	(2,646)
Due from related parties	127	(718)
Inventories	84	(13)
Other current assets	214	(26)
Accounts payable	1,353	469
Accrued expenses	(1,900)	544
Due to general partner	356	1,250
Other liabilities	(943)	148
Net cash provided by operating activities	27,629	12,587
Cash flows from investing activities:
Capital expenditures	(11,642)	(3,007)
Investment in unconsolidated affiliate	-	(310)
Net cash paid for acquisitions	(8,000)	(216,000)
Net cash used in investing activities	(19,642)	(219,317)
Cash flows from financing activities:
Distributions	(16,948)	(10,618)
Deferred financing costs	(583)	(2,881)
Proceeds from credit facility	17,250	65,000
Proceeds from equity offerings, net	-	72,081
Equity contribution from non-controlling interests	-	86,960
Payments of earn-out liability	(683)	-
Distributions paid to non-controlling interests	(5,400)	-
Distribution equivalent rights paid on unissued units	(504)	(451)
Net cash provided by (used in) financing activities	(6,868)	210,091
Net increase (decrease) in cash and cash equivalents	1,119	3,361
Cash and cash equivalents, beginning of period	5,870	6,599
Cash and cash equivalents, end of period	$6,989	$9,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,320	$2,226
Cash paid for income taxes	51	69
Non-cash investing and financing activities:
Business acquisition purchase consideration - earn-out liability	-	19,700
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	1,819	366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2015	$213,281	$85,371	$85,275	$1,293	$385,220
Net income	5,182	2,390	3,555	-	11,127
Other comprehensive income	-	-	-	(915)	(915)
Unit-based compensation	2,296	-	-	-	2,296
Distribution equivalent rights paid on unissued units	(504)	-	-	-	(504)
Distributions	(11,597)	(5,351)	(5,400)	-	(22,348)
Partners’ capital at June 30, 2016	$208,658	$82,410	$83,430	$378	$374,876

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

The Partnership’s energy logistics assets are strategically located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, The Partnership’s facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. The Partnership’s asset platform allows customers to meet the specialized handling requirements that may be required by particular products. The Partnership’s combination of diverse geographic locations and logistics platforms gives it the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

As of June 30, 2016, the Partnership’s assets consisted of:

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

The Partnership interests included the following as of June 30, 2016:

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

No impairment charges were recorded during the six months ended June 30, 2016 and 2015.

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

Deferred Rent

The Portland Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Portland Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

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

In connection with the Partnership’s acquisition, through a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million (the “JBBR Acquisition”), Arc Terminals Joliet Holdings LLC (“Joliet Holdings”) has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition at $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs, it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.

Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  No revaluation adjustments have been necessary since the JBBR acquisition closed.  For the three and six months ended June 30, 2016, Joliet Holdings has paid $0.3 million and $0.7 million, respectively, related to the earn-out obligation.  For the three and six months ended June 30, 2015, Joliet Holdings has paid $0.2 million and $0.2 million, respectively, related to the earn-out obligation.   Since the JBBR Acquisition through June 30, 2016, Joliet Holdings has paid $1.6 million of the earn-out to CenterPoint. The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at		Earn-out	Balance at
	December 31	Revaluation	payments	June 30,
	2015	Adjustments	paid	2016
Liabilities at fair value:
JBBR contingent consideration	$18,830	$-	$(683)	$18,147
Total liabilities at fair value	$18,830	$-	$(683)	$18,147

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

Non-controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the six months ended June 30, 2016 and 2015, $5.4 million and $0 million, respectively, of distributions have been made to non-controlling interest holders of consolidated subsidiaries.  Refer to “Note 3—Acquisitions—JBBR Acquisition” for discussion of the JBBR Acquisition which gave rise to the non-controlling interests.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB proposed a one-year deferral of the effective date, and therefore, this guidance will be effective for the Partnership beginning in the first quarter of 2018, with early adoption optional but not before the original effective date of December 15, 2016.  In May 2016, the FASB issued certain narrow-scope improvements and practical expedients to the guidance.  The Partnership is currently evaluating the potential impact of this authoritative guidance on its financial condition, results of operations, cash flows and related disclosures.

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

In February 2016, the FASB issued new guidance which amends various aspects of existing guidance for leases.   The new guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The main difference between previous GAAP and the amended standard is the recognition of lease assets and lease liabilities by lessees on the balance sheet for those leases classified as operating leases under previous GAAP. As a result, the Partnership will have to recognize a liability representing its lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the effect this standard will have on its consolidated financial position or results of operations.

In March 2016, the FASB issued new guidance which changes the accounting for certain aspects of share-based compensation to employees including forfeitures, employer tax withholding and the financial statement presentation of excess tax benefits or expense.  This guidance also clarifies the statement of cash flows presentation of certain components of share-based compensation.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted.  The Partnership is currently evaluating the effect this standard will have on its consolidated financial position or results of operations.

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

The Gulf Oil Terminals Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  The Gulf Oil Terminals Acquisition purchase price equaled the approximately $8.0 million fair value of the identifiable assets acquired and, accordingly the Partnership did not recognize any goodwill as a part of the Gulf Oil Terminals Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $0.6 million and were expensed as incurred in accordance with ASC 805.

Management has finalized the valuation of the net assets acquired in connection with the Gulf Oil Terminals Acquisition and the final purchase price allocation has been determined.

The total purchase price of $8.0 million was preliminarily allocated to the net assets acquired as follows (in thousands):

Consideration:
Cash paid to seller	$8,000
Total consideration	$8,000
Allocation of purchase price:
Property and equipment	$8,000
Net assets acquired	$8,000

Since the Gulf Oil Terminals Acquisition closing date in January 2016 through June 30, 2016, the Pennsylvania Terminals have generated approximately $0.8 million in revenue and less than $0.1 million of operating income.

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

The JBBR Acquisition was accounted for as a business combination in accordance with ASC 805.  In accordance with ASC 805, the Partnership recorded $19.7 million of additional consideration related to Joliet Holdings’ earn-out payments as contingent consideration.   The $19.7 million is recorded on the balance sheet of the Partnership as a liability and will be reduced by future earn-out payments made to CenterPoint. This liability is subject to remeasurement each reporting period until the full amount of the earn-out has been satisfied.   The JBBR Purchase Price exceeded the $211.0 million fair value of the identifiable assets acquired, and accordingly the Partnership recognized goodwill of $24.7 million.  The Partnership believes the primary items that generated goodwill are the expected ability to grow the acquired business by leveraging its existing customer relationships and by attracting new customers based on the strategic location of the Joliet Terminal.  Furthermore, the Partnership expects that the entire amount of its recorded goodwill will be deductible for tax purposes.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled $1.3 million and were expensed as incurred in accordance with ASC 805 and included in the “Selling, general and administrative” line item in the accompanying consolidated statement of operations and comprehensive income. Management has finalized the valuation of the net assets acquired in connection with the JBBR Acquisition and the final purchase price allocation has been determined.

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

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly owned subsidiary Arc Terminals Holdings, acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration (net of certain adjustments) of $76.6 million (the “Pawnee Purchase Price”), consisting of $44.3 million in cash and $32.3 million in common units of the Partnership (the “Pawnee Terminal Acquisition”). UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which resulted in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  The Partnership recorded $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million was recorded on the balance sheet as a current liability and as of June 30, 2016, the Partnership had paid all amounts related to the construction liability acquired.  The Partnership expects construction of the Pawnee Terminal to be completed in 2016.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of June 30, 2016 and December 31, 2015 are represented below (in thousands):

Balance at December 31, 2015	$74,399
Equity earnings	4,927
Contributions	-
Distributions	(4,760)
Amortization of premium	(154)
Other comprehensive income (loss)	(915)
Balance at June 30, 2016	$73,497

Investment in Gulf LNG Holdings

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for $72.7 million. The carrying value of the LNG Interest on the date of acquisition was $64.1 million and therefore the excess amount paid, by the Partnership, over the carrying value was $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from June 30, 2016 is as follows (in thousands):

Total
2016	$154
2017	309
2018	309
2019	309
2020	309
Thereafter	6,444
$7,834

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	June 30,	December 31,
	2016	2015
Balance sheets
Current assets	$5,245	$7,523
Noncurrent assets	872,406	889,655
Total assets	$877,651	$897,178
Current liabilities	$79,404	$79,970
Long-term liabilities	663,699	678,926
Member’s equity	134,548	138,282
Total liabilities and member’s equity	$877,651	$897,178

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income statements
Revenues	$46,484	$46,625	$92,968	$93,249
Total operating costs and expenses	14,103	14,283	27,958	28,489
Operating income	32,381	32,342	65,010	64,760
Net income	$23,891	$24,252	$47,736	$48,417

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel has been chosen, and the arbitration hearing is scheduled for January 2017.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Land	$78,455	$74,855
Buildings and site improvements	79,798	77,514
Tanks and trim	117,234	111,076
Pipelines	20,364	20,364
Machinery and equipment	120,465	118,503
Office furniture and equipment	801	561
Construction in progress	19,360	12,306
	436,477	415,179
Less: Accumulated depreciation	(41,880)	(34,508)
Property, plant and equipment, net	$394,597	$380,671

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	June 30,	December 31,
	in Years	2016	2015
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	149,342
Non-compete agreements	2-3	741	741
		154,868	154,868
Less: Accumulated amortization		(29,962)	(22,747)
Intangible assets, net		$124,906	$132,121

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $7.2 million for the remainder of 2016, $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020 and $66.5 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing capacity. As of June 30, 2016, the Partnership had borrowings of $243.3 million under the Credit Facility at an interest rate of 3.47%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.

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

Loans under the Credit Facility bear interest at a floating rate, based upon the Partnership’s total leverage ratio, equal to, at the Partnership’s option, either (a) a base rate plus a range from 100 to 225 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 325 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon the Partnership’s total leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Fourth Amendment

In June 2016, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the fourth amendment to the Credit Facility (the “Fourth Amendment”).  The Fourth Amendment principally modifies certain provisions of the Credit Facility including (i) the circumstances whereby the Partnership may increase up to or maintain a total leverage ratio of 5.00 to 1.00 and (ii) the interest rate pricing grid to include an additional pricing tier if the total leverage ratio is greater than or equal to 4.50 to 1.00.

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
June 30, 2016	$0.4400	$8,490	August 12, 2016	August 8, 2016
March 31, 2016	$0.4400	$8,475	May 13, 2016	May 9, 2016
December 31, 2015	$0.4400	$8,472	February 12, 2016	February 8, 2016
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015

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

Note 9—Equity Plans

2013 Long-Term Incentive Plan

The Board approved and adopted the Arc Logistics Long-Term Incentive Plan (the “2013 Plan”) in November 2013.  In July 2014, the Board formed a Compensation Committee (the “Compensation Committee”) to administer the 2013 Plan.  Effective as of March 2015, the Board dissolved the Compensation Committee and, on and after such date, the Board serves as the administrative committee (the “Committee”) under the 2013 Plan.  Employees (including officers), consultants and directors of the General Partner, the Partnership and its affiliates (the “Partnership Entities”) are eligible to receive awards under the 2013 Plan.  The 2013 Plan authorizes up to an aggregate of 2.0 million common units to be available for awards under the 2013 Plan, subject to adjustment as provided in the 2013 Plan.  Awards available for grant under the 2013 Plan include, but are not limited to, restricted units, phantom units, unit options and unit appreciation rights, but only phantom units have been granted under the 2013 Plan to date. Distribution equivalent rights (“DER”) are also available for grant under the 2013 Plan, either alone or in tandem with other specific awards, which entitle the recipient to receive an amount equal to distributions paid on an outstanding common unit.  Upon the occurrence of a “change of control” or an award recipient’s termination of service due to death or “disability” (each quoted term, as defined in the 2013 Plan), any outstanding unvested award will vest in full.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and six months ended June 30, 2016, the Partnership recorded approximately $0.2 million and $0.4 million, respectively, of unit-based compensation expense with respect to the Director Grants. For the three and six months ended June 30, 2015, the Partnership recorded approximately $0.2 million and $0.4 million, respectively, of unit-based compensation expense with respect to the Director Grants.  As of June 30, 2016, the unrecognized unit-based compensation expense for the Director Grants is approximately $0.9 million, which will be recognized ratably over the remaining term of the awards.  Through July 2016, two-thirds of the phantom units granted under the Director Grants have vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership Agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and six months ended June 30, 2016, the Partnership recorded approximately $0.8 million and $1.5 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. For the three and six months ended June 30, 2015, the Partnership recorded approximately $1.0 million and $2.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants.  As of June 30, 2016, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $12.2 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and six months ended June 30, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of June 30, 2016, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  For the three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Equity Grants.   As of June 30, 2016, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.5 million, which will be recognized ratably over the remaining term of the awards.    In March 2016, one-third of the phantom units granted under the 2015 Equity Grants vested.

During the year ended December 31, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  For the three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.   As of June 30, 2016, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.7 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

During the six months ended June 30, 2016, the Board authorized the grant of an aggregate of 90,500 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.1 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million of unit-based compensation expense during each period, with respect to the 2016 Equity Grants.  As of June 30, 2016, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $1.0 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2016, the Partnership paid approximately $0.5 million and $0.9 million, respectively, in DERs to phantom unit holders. For the three and six months ended June 30, 2016, $0.3 million and $0.5 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.4 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  For the three and six months ended June 30, 2015, the Partnership paid approximately $0.4 million and $0.8 million, respectively, in DERs to phantom unit holders.  For the three and six months ended June 30, 2015, $0.2 million and $0.4 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.4 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and six months ended June 30, 2016 was $1.2 million and $2.4 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The total compensation expense related to the 2013 Plan for the three and six months ended June 30, 2015 was $1.3 million and $2.9 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	6/30/2016
Balance at December 31, 2015	985,272	$24.76	7,200	$25.46	$13.00
Granted	90,500	$11.86	-	$-	$-
Vested	(8,551)	$19.13	-	$-	$-
Forfeited	(8,000)	$25.46	(1,300)	$25.46	$-
Balance at June 30, 2016	1,059,221	$23.74	5,900	$25.46	$13.00

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and six months ended June 30, 2016 and 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three and six months ended June 30, 2016 and 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income attributable to partners' capital	$4,455	$2,188	$7,572	$2,494
Less:
Distribution equivalent rights for unissued units	260	231	534	466
Net income available to limited partners	$4,195	$1,957	$7,038	$2,028

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$2,871	$1,841	$4,821	$1,877
Net income (loss) allocated to subordinated unitholders	$1,324	$116	$2,217	$151
Net income allocated to limited partners:	$4,195	$1,957	$7,038	$2,028

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	13,181	9,253	13,179	8,067
Subordinated units - (basic and diluted)	6,081	6,081	6,081	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.22	$0.20	$0.37	$0.23
Subordinated - (basic and diluted)	$0.22	$0.02	$0.36	$0.02

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

For the three months ended June 30, 2016 and 2015, the General Partner incurred expenses of $1.3 million and $1.1 million, respectively.  For the six months ended June 30, 2016 and 2015, the General Partners incurred expenses of $2.6 million and $2.2 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2016 and December 31, 2015, the Partnership had a payable of approximately $1.0 million and $0.6 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

In May 2013, the Partnership entered into an agreement to provide gasoline storage and throughput services to Center Oil at the Brooklyn terminal. The Partnership charges Center Oil a fixed per barrel fee for each inbound delivery of ethanol and every outbound barrel of product shipped and a fee for any ethanol blending and additives added to Center Oil’s product. The storage and throughput fees are calculated monthly based on the terms and conditions of the storage and throughput agreement.  This agreement was renewed under the one-year evergreen provision and has been extended to May 2017.

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

Revenues – Related Parties

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Center Oil	$1,470	$1,661	$2,931	$3,390
UET (a)	1,706	N/A	3,281	N/A
GCAC	449	453	896	902
Total	$3,625	$2,114	$7,108	$4,292

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition in July 2015.

The total receivables associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Center Oil	$521	$564
UET	585	528
GCAC	298	440
Total	$1,404	$1,532

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

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland Terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Portland Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland Terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Portland Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners, LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP.  The Portland Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.

During the term of the Portland Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Portland Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and is $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Portland Lease Agreement totaled 10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended June 30, 2016 and 2015, the expense associated with the Portland Lease Agreement was $1.6 million, during each period. During the six months ended June 30, 2016 and 2015, the expense associated with the Portland Lease Agreement was $3.2 million during each period.  During the three and six months ended June 30, 2016 and 2015, there was no variable rent associated with the Portland Lease Agreement.

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

Joliet LLC Agreement

In connection with the JBBR Acquisition in May 2015, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the three months ended June 30, 2016 and 2015, the Partnership was paid $0.3 and $0.4 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.  During the six months ended June 30, 2016 and 2015, the Partnership was paid $0.6 and $0.4 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

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

Pursuant to the Pawnee Registration Rights Agreement, the Partnership filed, and the SEC declared effective, a shelf registration statement registering the common units of the Pawnee Sellers.  In July 2016, the Partnership deregistered the common units of the Pawnee Sellers that remained unsold under the shelf registration statement because it no longer had an obligation to keep the shelf registration statement effective pursuant to the terms of the Pawnee Registration Rights Agreement.

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended		% of Receivables
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Customer A	33%	24%	33%	15%	29%	30%
Customer B	11%	19%	12%	21%	18%	12%
Customer C	6%	9%	6%	10%	5%	6%
Total	50%	52%	51%	46%	52%	48%

Note 13—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of June 30, 2016 and December 31, 2015, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership had not accrued for any loss contingencies in 2016 and 2015.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of June 30, 2016 are presented below (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$243,313	$-	$-	$243,313	$-	$-	$-
Operating lease obligations	20,606	3,243	6,353	6,346	4,664	-	-
Earn-out obligations	18,148	686	1,369	1,369	1,369	1,369	11,986
Settlement obligations	1,500	500	500	500	-	-	-
Total	$283,567	$4,429	$8,222	$251,528	$6,033	$1,369	$11,986

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Portland Lease Agreement (See “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” for further information).

GCAC was able to receive up to an additional $5.0 million in cash earn-out payments based upon the throughput activity of one customer through January 31, 2016. As of June 30, 2016, no additional amounts had been paid or will be owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through June 30, 2016, Joliet Holdings has paid $1.6 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

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

In August 2015, the City of Mobile, AL filed a complaint against Arc Terminals Holdings, pursuant to which the City of Mobile alleged that Arc Terminals Holdings was storing sulfuric acid at its Blakeley, AL facility without proper zoning approval.  Arc Terminals Holdings consented to an order with the City of Mobile, under which it agreed to cause all of the sulfuric acid of its customer (the “Blakeley Customer”) to be removed from its Blakeley, AL facility in a timely manner.  Following the removal of all sulfuric acid from the Blakeley, AL facility in November 2015, the City of Mobile dismissed its complaint against Arc Terminals Holdings.  The City of Mobile indicated that it intended to fine Arc Terminals Holdings $298 per day for each day that sulfuric acid was stored at its Blakeley, AL facility without the proper zoning approval.  The Partnership reached a settlement with the City of Mobile with respect to this fine and donated $100,000 to the City of Mobile fire department for the purchase of fire-related equipment and supplies in full settlement of any fines that could be imposed on the Partnership by the City of Mobile for any such zoning violation.

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  Through June 30, 2016, the Partnership has paid $0.5 million related to the settlement agreement.

Note 14—Subsequent Events

Cash Distributions

In July 2016, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.5 million for all common and subordinated units outstanding. The distribution is for the period from April 1, 2016 through June 30, 2016. The second quarter distribution represents a 3.5% increase over the second quarter 2015 cash distribution of $0.425 per unit ($1.70 per unit on an annualized basis).  The distribution is payable on August 12, 2016 to unitholders of record on August 8, 2016.

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

Recent Developments

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million (the “Pennsylvania Terminals Acquisition”).  The acquisition, which expanded our operational footprint into the state of Pennsylvania, increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals.  In connection with this acquisition, we acquired an option to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial two-year term.  We provide throughput and related terminal services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement, as amended (the “Credit Facility”).  We expect to invest additional capital over the next two to three years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving loading capabilities and other various terminal improvements.

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration.  A three-member arbitration panel has been chosen and the arbitration hearing is scheduled for January 2017. Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the six months ended June 30, 2016, 18% and 25% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the six months ended June 30, 2015, 28% and 31% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of

June 30, 2016, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of June 30, 2016, the remaining term of each terminal use agreement is approximately 15 years.

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

The GAAP measures most directly comparable to Distributable Cash Flow is cash flows from operating activities. Distributable Cash Flow should not be considered as an alternative to cash flows from operating activities. You should not consider Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Distributable Cash Flow may be defined differently by other companies in our industry, our definition of Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of net income to Adjusted EBITDA and Distributable Cash Flow to cash flows from operating activities for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to partners' capital	$4,455	$2,188	$7,572	$2,494
Income taxes	24	17	51	69
Interest expense	2,386	1,518	4,753	2,469
Depreciation (a)	3,265	2,321	6,466	4,164
Amortization (a)	3,055	1,719	6,136	2,965
One-time non-recurring expenses (b)	42	1,447	601	2,732
Non-cash unit-based compensation	1,207	1,310	2,294	2,852
Non-cash deferred rent expense (c)	65	112	131	302
Adjusted EBITDA	$14,499	$10,632	$28,004	$18,047
Cash interest expense	(2,182)	(1,320)	(4,320)	(2,226)
Cash income taxes	(24)	(17)	(51)	(69)
Maintenance capital expenditures	(2,296)	(707)	(4,402)	(995)
Equity earnings from the LNG Interest	(2,466)	(2,503)	(4,927)	(4,992)
Cash distributions received from the LNG Interest	2,581	2,601	4,759	4,377
Distributable Cash Flow	$10,112	$8,686	$19,063	$14,142
Maintenance capital expenditures	2,296	707	4,402	995
Distributable cash flow attributable to non-controlling interests	2,891	1,354	5,694	1,354
Changes in operating assets and liabilities	(255)	(2,086)	(1,106)	(994)
One-time non-recurring expenses (b)	(42)	(1,447)	(601)	(2,732)
Other non-cash adjustments	105	(33)	177	(178)
Net cash provided by operating activities	$15,107	$7,181	$27,629	$12,587

(a)	The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

(b)	The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred.

(c) The non-cash deferred rent expense relates to the accounting treatment for the Portland terminal lease transaction termination fees.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands, except operating data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Third-party customers	$22,619	$16,996	$45,202	$28,375
Related parties	3,625	2,114	7,108	4,292
	26,244	19,110	52,310	32,667
Expenses:
Operating expenses	8,228	7,012	16,914	13,292
Selling, general and administrative	3,103	4,399	7,026	8,697
Selling, general and administrative - affiliate	1,302	1,086	2,624	2,162
Depreciation	3,720	2,619	7,372	4,462
Amortization	3,672	2,131	7,370	3,376
Total expenses	20,025	17,247	41,306	31,989
Operating (loss) income	6,219	1,863	11,004	678
Other income (expense):
Equity earnings from unconsolidated affiliate	2,466	2,503	4,927	4,992
Other income	-	2	-	7
Interest expense	(2,386)	(1,518)	(4,753)	(2,469)
Total other income, net	80	987	174	2,530
Income before income taxes	6,299	2,850	11,178	3,208
Income taxes	24	17	51	69
Net income	6,275	2,833	11,127	3,139
Net income attributable to non-controlling interests	(1,820)	(645)	(3,555)	(645)
Net income attributable to partners' capital	$4,455	$2,188	$7,572	$2,494
Other Financial Data:
Adjusted EBITDA	$14,499	$10,632	$28,004	$18,047
Distributable Cash Flow	$10,112	$8,686	$19,063	$14,142
Operating Data:
Storage capacity (bbls)	7,741,100	6,725,100	7,741,100	6,725,100
Throughput (bpd)	162,480	64,043	153,778	66,157
% Take or pay revenue	84%	84%	85%	81%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Storage Capacity. Storage capacity for the three months ended June 30, 2016 increased by 1,016,000 barrels or 15% compared to the three months ended June 30, 2015.  The increase in storage capacity is related to the Pennsylvania Terminals Acquisition and the storage capacity acquired in 2015 at our Pawnee terminal.

Throughput Activity. Throughput activity for the three months ended June 30, 2016 increased by 98.4 mbpd or 154%, compared to the three months ended June 30, 2015.  The increase was due to the Pennsylvania Terminals Acquisition and the acquisition of the Pawnee terminal, a full quarter of operations at the Joliet terminal and increased customer activity in our Baltimore, Blakeley, Brooklyn, Chickasaw, Mobile, Mobile-Methanol, Norfolk, Portland and Toledo terminals offset by decreased customer activity in our Spartanburg and Selma terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended June 30, 2016 and 2015 (in thousands, except percentages).

	Three Months Ended
	June 30,
	2016	2015	$ Change	% Change
Storage and throughput services fees	$24,753	$17,505	$7,248	41%
Ancillary services fees	1,491	1,605	(114)	-7%
Total revenues	$26,244	$19,110	$7,134	37%

Revenues for the three months ended June 30, 2016 increased by $7.1 million, or 37%, compared to the three months ended June 30, 2015. The $7.2 million, or 41%, increase in storage and throughput services fees compared to the three months ended June 30,

2015 was related to an increase of $3.5 million of the new agreements acquired in the Pennsylvania Terminals Acquisition and the Pawnee terminal acquisition, $4.2 million related to a full quarter of operations at the Joliet terminal and $0.7 million related to additional customer activity in our Baltimore, Brooklyn and Toledo terminals. The increased storage and throughput services fees were offset by $1.4 million as a result of expiration of short-term contracts and non-renewals at our Blakeley and Portland terminals and reduced throughput activity at our Selma terminal.  The less than $0.1 million, or 7%, decrease in ancillary services fees was driven by reduced heating fees charged to our customers as a result of the mild winter in certain locations.

Operating Expenses. Operating expenses for the three months ended June 30, 2016 increased by $1.2 million, or 17%, compared to the three months ended June 30, 2015. The $1.2 million increase in operating expenses was the result of higher repair and maintenance expenses, utilities, employee and contract labor expenses as a result of the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals in 2015.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended June 30, 2016 decreased by $1.1 million, or 20%, compared to the three months ended June 30, 2015.  The decrease in SG&A expenses was a result of a $1.6 million decrease in due diligence expenses offset by an increase in professional fees associated with a customer dispute and audit and tax expenses of $0.1 million, an increase in salaries and related payroll taxes and benefits due to our recent acquisitions of $0.1 million and an increase in expenses paid to our General Partner of $0.2 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended June 30, 2016 increased by $1.1 million, or 42%, compared to the three months ended June 30, 2015, primarily due to the impact of the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminal acquisitions, the 2015 capital expenditure program at the Gulf Coast terminal for customer expansion activities and incremental maintenance.  Amortization expense for the three months ended June 30, 2016 increased by $1.5 million, or 72%, compared to the three months ended June 30, 2015, primarily due to the intangible assets purchased in the Joliet and Pawnee terminal acquisitions.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended June 30, 2016 decreased by less than $0.1 million, or 1%, compared to the three months ended June 30, 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 increased $0.9 million, or 57%, compared to the three months ended June 30, 2015. The increase in interest expense is the result of higher outstanding indebtedness during the three months ended June 30, 2016 compared to June 30, 2015.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals.

Net Income. Net income for the three months ended June 30, 2016 increased by $3.4 million, compared to the three months ended June 30, 2015.  The increase was primarily related to an increase in revenues of $7.1 million principally attributable to the Pennsylvania Terminals Acquisition and the Joliet and Pawnee terminal acquisitions and $0.7 million as the result of additional customer activity in our Baltimore, Brooklyn and Toledo terminals.  These increases in revenue were offset by an increase in operating expenses of $1.2 million as a result of the 2015 and 2016 acquisitions, an increase in depreciation and amortization of $1.1 million and $1.5 million, respectively, attributable to our 2015 and 2016 acquisitions and an increase of $0.9 million of interest expense as a result of higher outstanding indebtedness during the three months ended June 30, 2016 due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2016 increased by $3.9 million, or 36%, compared to the three months ended June 30, 2015.  The increase in Adjusted EBITDA for the three months ended June 30, 2016 was primarily attributable to the increased activity at certain refined product terminals and the contribution of the Pennsylvania Terminals, the Joliet terminal and the Pawnee terminal operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Storage Capacity. Storage capacity for the six months ended June 30, 2016 increased by 1,016,000 barrels or 15% compared to the six months ended June 30, 2015.  The increase in storage capacity is related to the Pennsylvania Terminals Acquisition and the storage capacity acquired in 2015 at our Pawnee terminal.

Throughput Activity. Throughput activity for the six months ended June 30, 2016 increased by 87.6 mbpd, or 132%, compared to the six months ended June 30, 2015.  The increase was due to the Pennsylvania Terminals Acquisition and the Pawnee terminal acquisition, a full quarter of operations at the Joliet terminal and increased customer activity in all of our terminals except for our Spartanburg and Selma terminals which experienced a reduction in customer activity.

Revenues. The following table details the types and amounts of revenues generated during the six months ended June 30, 2016 and 2015 (in thousands, except percentages).

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Storage and throughput services fees	$49,374	$29,579	$19,795	67%
Ancillary services fees	2,936	3,088	(152)	-5%
Total revenues	$52,310	$32,667	$19,643	60%

Revenues for the six months ended June 30, 2016 increased by $19.6 million, or 60%, compared to the six months ended June 30, 2015.  The $19.8 million, or 67%, increase in storage and throughput services fees was related an increase of $6.9 million due to the new agreements acquired in the Pennsylvania Terminals Acquisition and the Pawnee terminal acquisition, $12.6 million related to a full period of operations at the Joliet Terminal and $0.9 million related to increased customer activity in our Baltimore, Brooklyn, Cleveland, Madison, Norfolk and Toledo terminals offset by a decrease of $0.6 million related to reduced customer activity and non-renewal of customer agreements at our Gulf Coast, Portland, Selma and Spartanburg terminals.  The $0.2 million, or 5%, decrease in ancillary services fees was driven by reduced heating fees charged to our customers as a result of a mild winter in certain locations.

Operating Expenses. Operating expenses for the six months ended June 30, 2016 increased by $3.6 million, or 27%, compared to the six months ended June 30, 2015. The $3.6 million increase in operating expenses was the result of higher contractor expenses, salaries and benefits, utilities, property taxes and repairs and maintenance of $1.2 million, $0.8 million, $0.3 million, $0.2 million and $0.3 million, respectively, due to the Pennsylvania Terminals Acquisition and the Joliet and Pawnee terminal acquisitions.  In addition, we experienced an increase in additive expenses of $0.1 million due to increase throughput in some of our refined products terminals and an increase in compliance expenses of $0.2 million as we improved and upgraded our internal EH&S programs.

Selling, General and Administrative Expenses.  SG&A expenses for the six months ended June 30, 2016 decreased by $1.2 million, or 11%, compared to the six months ended June 30, 2015.  The decrease in SG&A expenses was a result of a $2.6 million decrease in due diligence expenses offset by an increase in professional fees associated with a customer dispute and audit and tax expenses of $0.8 million and an increase in expenses paid to our General Partner of $0.5 million.

Depreciation and Amortization Expense. Depreciation expense for the six months ended June 30, 2016 increased by $2.9 million, or 65%, compared to the six months ended June 30, 2015, primarily due to the impact of the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminal acquisitions, the 2015 capital expenditure program at the Gulf Coast terminal for customer expansion activities and incremental maintenance.  Amortization expense for the six months ended June 30, 2016 increased by $4.0 million, or 118%, compared to the six months ended June 30, 2015, primarily due to the intangible assets purchased in the Joliet and Pawnee terminal acquisitions.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the six months ended June 30, 2016 decreased by $0.1 million, or 1%, compared to the six months ended June 30, 2015.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased $2.3 million, or 93%, compared to the six months ended June 30, 2015. The increase in interest expense is the result of higher outstanding indebtedness during the six months ended June 30, 2016 compared to June 30, 2015.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals.

Net Income. Net income for the six months ended June 30, 2016 increased by $8.0 million, or 254%, compared to the six months ended June 30, 2015. The increase was primarily related to an increase in revenues of $19.6 million principally attributable to the Pennsylvania Terminals Acquisition and the Joliet and Pawnee terminal acquisitions and $0.9 million as the result of additional customer activity in our Baltimore, Brooklyn, Cleveland, Madison, Norfolk and Toledo terminals.  These increases in revenue were offset by an increase in operating expenses of $3.6 million as a result of the 2015 and 2016 acquisitions, an increase in depreciation and amortization of $2.9 million and $4.0 million, respectively, attributable to our 2015 and 2016 acquisitions and an increase of $2.3 million of interest expense as a result of higher outstanding indebtedness during the six months ended June 30, 2016 due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2016 increased by $10.0 million, or 55%, compared to the six months ended June 30, 2015.  The increase in Adjusted EBITDA for the six months ended June 30, 2016 was primarily attributable to the increased activity at certain refined product terminals and the contribution of the Pennsylvania Terminals, the Joliet terminal and the Pawnee terminal operations.

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

In July 2016, we declared a quarterly distribution of $0.44 per common unit and subordinated unit per quarter, which equates to approximately $8.5 million per quarter, or $34.0 million per year, based on the number of common and subordinated units outstanding as of August 1, 2016.  The distribution is payable on August 12, 2016 to unitholders of record on August 8, 2016.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility, as subsequently amended, matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of June 30, 2016, we had borrowings of $243.3 million under the Credit Facility at an interest rate of 3.47%.  During the first and second quarter of 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the acquisition of the Joliet terminal. This letter of credit was extinguished when the acquisition of the Joliet terminal closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of June 30, 2016, we had $33.6 million of available capacity under the Credit Facility.

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

Loans under the Credit Facility bear interest at a floating rate, based upon our total leverage ratio, equal to, at our option, either (a) a base rate plus a range from 100 to 225 basis points per annum or (b) a LIBOR rate, plus a range of 200 to 325 basis points. The base rate is established as the highest of (i) the rate which SunTrust Bank announces, from time to time, as its prime lending rate, (ii) the daily one-month LIBOR rate plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the Credit Facility is subject to a commitment fee calculated based upon our total leverage ratio ranging from 0.375% to 0.50% per annum. Upon any event of default, the interest rate will, upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Fourth Amendment

In June 2016, Arc Terminals Holdings, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the fourth amendment to the Credit Facility (the “Fourth Amendment”).  The Fourth Amendment principally modifies certain provisions of the Credit Facility including (i) the circumstances whereby the Partnership may increase up to or maintain a total leverage ratio of 5.00 to 1.00 and (ii) the interest rate pricing grid to include an additional pricing tier if the total leverage ratio is greater than or equal to 4.50 to 1.00.

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

Settlements

In August 2015, the City of Mobile, AL filed a complaint against Arc Terminals Holdings, pursuant to which the City of Mobile alleged that Arc Terminals Holdings was storing sulfuric acid at its Blakeley, AL facility without proper zoning approval.  Arc Terminals Holdings consented to an order with the City of Mobile, under which it agreed to cause all of the sulfuric acid of its customer (the “Blakeley Customer”) to be removed from the Blakeley, AL facility in a timely manner.  Following the removal of all sulfuric acid from the Blakeley, AL facility in November 2015, the City of Mobile dismissed its complaint against Arc Terminals Holdings.  The City of Mobile indicated that it intended to fine Arc Terminals Holdings $298 per day for each day that sulfuric acid was stored at its Blakeley, AL facility without the proper zoning approval.  The Partnership has reached a settlement with the City of Mobile with respect to this fine and has donated $100,000 to the City of Mobile fire department for the purchase of fire-related equipment and supplies in full settlement of any fines that could be imposed on the Partnership by the City of Mobile for any such zoning violation.

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-

compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through June 30, 2016, we have made paid approximately $0.5 million towards our obligations under the settlement agreement.   The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2015.

Cash Flows

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Six Months Ended
	June 30,
	2016	2015	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$27,629	$12,587	$15,042	120%
Investing activities	(19,642)	(219,317)	199,675	N/M
Financing activities	(6,868)	210,091	(216,959)	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $27.6 million for the six months ended June 30, 2016 compared to $12.6 million for the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $8.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Our operating cash flows for the six months ended June 30, 2016 also included increases to certain non-cash charges relating to depreciation and amortization of $2.9 million and $4.0 million, respectively.  These increases were offset by a decrease in working capital of $0.1 million.  The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $19.6 million for the six months ended June 30, 2016, of which $8.0 million was used for the Pennsylvania Terminals Acquisition and $11.6 million was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $219.3 million for the six months ended June 30, 2015, of which $216.0 million was used for the JBBR Acquisition, $0.3 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $3.0 million was used for expansion and maintenance capital expenditures.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $6.9 million for the six months ended June 30, 2016, compared to net cash flows provided by financing activities of $210.1 million for the six months ended June 30, 2015. This $217.0 million decrease was primarily attributable to a decrease in proceeds from equity offerings, equity contributions from non-controlling interests and net borrowings from our credit facility related to the Joliet and Pawnee terminal acquisitions in 2015 of $72.1 million, $87.0 million and $47.8 million, respectively.  In addition, the Partnership had an increase in distributions to unitholders and an increase in distributions to non-controlling interests of $6.3 million and $5.4 million, respectively.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$243,313	$-	$243,313	$-	$-
Operating lease obligations	20,606	6,420	14,126	60	-
Earn-out obligations	18,148	1,369	2,738	2,738	11,303
Settlement obligations	1,500	750	750	-	-
Total	$283,567	$8,539	$260,927	$2,798	$11,303

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

We incurred maintenance and expansion capital expenditures for the six months ended June 30, 2016 and 2015 as set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$2,296	$707	$4,402	$995
Expansion capital expenditures	4,850	1,124	9,059	2,378
Total capital expenditures	$7,146	$1,831	$13,461	$3,373

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The increase during three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was due to maintenance dredging at our Gulf Coast terminals, maintenance to the marine infrastructure at our Chickasaw terminal and tank inspections at our Mobile terminal, all which did not occur during the three months ended June 30, 2015 because these types of maintenance projects do not occur on an annual basis.

Expansion Capital Expenditures

During the three and six months ended June 30, 2016, we invested capital to upgrade our Blakeley terminal in connection with a new long-term customer agreement, invested capital to upgrade our Joliet and Portland terminals to support existing customer agreements, invested capital at our Pawnee terminal to construct a new tank to support an existing customer contract and invested capital to expand the marine infrastructure and capabilities of our Chickasaw terminal.

During the three and six months ended June 30, 2015, we invested capital to upgrade the Blakeley, Brooklyn and Mobile - Methanol terminals in connection with new long-term customer agreements and invested capital to upgrade the Portland terminal to support an existing customer agreement.

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

Critical Accounting Policies and Estimates

As of June 30, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2015 Partnership 10-K, as filed with the SEC.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of June 30, 2016, we had $243.3 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and six months ended June 30, 2016 was approximately 3.6% and 3.6%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.6 million increase and $1.2 million increase in interest expense for the three and six months ended June 30, 2016, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: August 5, 2016	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1*†	Second Amendment to Terminal Services Agreement, dated as of June 15, 2016, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation.

10.2*#	Form of Change of Control Agreement.

10.3*

Fourth Amendment to Second Amended and Restated Revolving Credit Agreement, dated June 29, 2016, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC, Arc Terminals Colorado Holdings LLC and Arc Terminals Pennsylvania Holdings LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

#	The agreement filed herewith is a corrected version of the agreement previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 9, 2016.