Form 10-Q
period 2016-09-30
Arc Logistics Partners LP
filed 2016-11-04
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 13,221,411 common units and 6,081,081 subordinated units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$4,394	$5,870
Trade accounts receivable	8,050	8,633
Due from related parties	1,566	1,532
Inventories	401	318
Other current assets	1,604	1,162
Total current assets	16,015	17,515
Property, plant and equipment, net	396,701	380,671
Investment in unconsolidated affiliate	74,203	74,399
Intangible assets, net	121,311	132,121
Goodwill	39,871	39,871
Other assets	3,383	3,945
Total assets	$651,484	$648,522
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$3,390	$4,085
Accrued expenses	5,386	6,857
Due to general partner	1,985	638
Other liabilities	2,194	3,914
Total current liabilities	12,955	15,494
Credit facility	246,000	226,063
Other non-current liabilities	20,609	21,745
Total liabilities	279,564	263,302
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (13,214,744 and 13,174,410 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	206,864	213,281
Subordinated units – (6,081,081 units issued and outstanding at September 30, 2016 and December 31, 2015)	81,139	85,371
Non-controlling interests	82,708	85,275
Accumulated other comprehensive (loss) income	1,209	1,293
Total partners’ capital	371,920	385,220
Total liabilities and partners’ capital	$651,484	$648,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Third-party customers	$22,933	$20,823	$68,136	$49,188
Related parties	3,739	3,261	10,847	7,562
	26,672	24,084	78,983	56,750
Expenses:
Operating expenses	8,192	7,764	25,107	21,058
Selling, general and administrative	3,141	4,272	10,168	12,969
Selling, general and administrative – affiliate	1,342	1,306	3,965	3,468
Depreciation	3,972	3,630	11,345	8,092
Amortization	3,672	3,717	11,042	7,093
Total expenses	20,319	20,689	61,627	52,680
Operating income (loss)	6,353	3,395	17,356	4,070
Other income (expense):
Equity earnings from unconsolidated affiliate	2,512	2,518	7,439	7,510
Other income	1	2	2	9
Interest expense	(2,481)	(2,163)	(7,234)	(4,631)
Total other income (loss), net	32	357	207	2,888
Income before income taxes	6,385	3,752	17,563	6,958
Income taxes	49	40	101	109
Net income	6,336	3,712	17,462	6,849
Net income attributable to non-controlling interests	(1,878)	(1,711)	(5,433)	(2,356)
Net income attributable to partners' capital	4,458	2,001	12,029	4,493
Other comprehensive (loss) income	831	(615)	(84)	(246)
Comprehensive income (loss) attributable to partners’ capital	$5,289	$1,386	$11,945	$4,247

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.22	$0.19	$0.58	$0.31
Subordinated units (basic and diluted)	$0.22	$0.00	$0.58	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities:
Net income	$17,462	$6,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,345	8,092
Amortization	11,042	7,093
Equity earnings from unconsolidated affiliate, net of distributions	(120)	(501)
Amortization of deferred financing costs	1,145	685
Unit-based compensation	3,523	4,177
Changes in operating assets and liabilities:
Trade accounts receivable	583	(3,334)
Due from related parties	(34)	(998)
Inventories	80	9
Other current assets	(442)	193
Accounts payable	(573)	2,942
Accrued expenses	(227)	2,360
Due to general partner	1,347	1,047
Other liabilities	(1,829)	17
Net cash provided by operating activities	43,302	28,631
Cash flows from investing activities:
Capital expenditures	(20,902)	(6,486)
Investment in unconsolidated affiliate	-	(310)
Net cash paid for acquisitions	(8,000)	(260,332)
Net cash used in investing activities	(28,902)	(267,128)
Cash flows from financing activities:
Distributions	(25,438)	(18,799)
Deferred financing costs	(584)	(3,250)
Repayments to credit facility	(3,313)	-
Proceeds from credit facility	23,250	112,000
Proceeds from equity offerings, net	-	72,081
Equity contribution from non-controlling interests	-	86,960
Payments of earn-out liability	(1,028)	(525)
Distributions paid to non-controlling interests	(8,000)	(3,200)
Distribution equivalent rights paid on unissued units	(763)	(683)
Net cash provided by (used in) financing activities	(15,876)	244,584
Net increase (decrease) in cash and cash equivalents	(1,476)	6,087
Cash and cash equivalents, beginning of period	5,870	6,599
Cash and cash equivalents, end of period	$4,394	$12,686
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,601	$4,135
Cash paid for income taxes	100	109
Non-cash investing and financing activities:
Issuance of common units in acquisition	-	30,200
Liabilities assumed in acquisition	-	4,523
Business acquisition purchase consideration - earn-out liability	-	19,700
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	(1,365)	3,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2015	$213,281	$85,371	$85,275	$1,293	$385,220
Net income	8,234	3,795	5,433	-	17,462
Other comprehensive income (loss)	-	-	-	(84)	(84)
Unit-based compensation	3,523	-	-	-	3,523
Distribution equivalent rights paid on unissued units	(763)	-	-	-	(763)
Distributions	(17,411)	(8,027)	(8,000)	-	(33,438)
Partners’ capital at September 30, 2016	$206,864	$81,139	$82,708	$1,209	$371,920

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

As of September 30, 2016, the Partnership’s assets consisted of:

•

21 terminals in twelve states located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States with approximately 7.8 million barrels of crude oil and petroleum product storage capacity;

•	four rail transloading facilities with approximately 126,000 bpd of throughput capacity; and
•	the LNG Interest in connection with the LNG Facility, which has 320,000 M3 of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks.

The Partnership interests included the following as of September 30, 2016:

•	13,214,744 common units representing limited partner interests (of which 68,617 common units are held by Lightfoot);
•	6,081,081 subordinated units representing limited partner interests (of which 5,146,264 subordinated units are held by Lightfoot);
•	a non-economic general partner interest (which is held by our general partner, which is owned by Lightfoot); and
•	incentive distribution rights (which are held by our general partner, which is owned by Lightfoot).

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

No impairment charges were recorded during the nine months ended September 30, 2016 and 2015.

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

Deferred Rent

The Portland Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Portland Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

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

In connection with the Partnership’s acquisition, through a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million (the “JBBR Acquisition”), Arc Terminals Joliet Holdings LLC (“Joliet Holdings”) has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition at $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs, it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.

Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  No revaluation adjustments have been necessary since the JBBR acquisition closed.  For the three and nine months ended September 30, 2016, Joliet Holdings has paid $0.3 million and $1.0 million, respectively, related to the earn-out obligation.  For the three and nine months ended September 30, 2015, Joliet Holdings has paid $0.3 million and $0.5 million, respectively, related to the earn-out obligation.   Since the closing of the JBBR Acquisition in May 2015 through September 30, 2016, Joliet Holdings has paid $1.9 million of the earn-out to CenterPoint.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at		Earn-out	Balance at
	December 31	Revaluation	payments	September 30,
	2015	Adjustments	paid	2016
Liabilities at fair value:
JBBR contingent consideration	$18,830	$-	$(1,028)	$17,802
Total liabilities at fair value	$18,830	$-	$(1,028)	$17,802

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

Non-controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the nine months ended September 30, 2016 and 2015, $8.0 million and $3.2 million, respectively, of distributions have been made to non-controlling interest holders of consolidated subsidiaries.  Refer to “Note 3—Acquisitions—JBBR Acquisition” for discussion of the JBBR Acquisition which gave rise to the non-controlling interests.

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

In August 2016, the FASB issued new guidance which makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides specific guidance on cash flow classification issues that are not currently addressed by GAAP and thereby reduces the current diversity in practice. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted.  The Partnership is currently evaluating the effect this standard will have on its consolidated cash flows.

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

Since the Gulf Oil Terminals Acquisition closing date in January 2016 through September 30, 2016, the Pennsylvania Terminals have generated approximately $1.5 million in revenue and $0.2 million of operating income.

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

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly owned subsidiary Arc Terminals Holdings, acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration (net of certain adjustments) of $76.6 million (the “Pawnee Purchase Price”), consisting of $44.3 million in cash and $32.3 million in common units of the Partnership (the “Pawnee Terminal Acquisition”). UET Midstream’s principal assets consist of a newly constructed, substantially completed crude oil terminal and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which resulted in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the total costs thereof are estimated to be approximately $11.0 million.  The Partnership recorded $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million was recorded on the balance sheet as a current liability and as of September 30, 2016, the Partnership had paid all amounts related to the construction liability acquired.  The Partnership expects construction of the Pawnee Terminal to be completed in the fourth quarter of 2016.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of September 30, 2016 and December 31, 2015 are represented below (in thousands):

Balance at December 31, 2015	$74,399
Equity earnings	7,439
Contributions	-
Distributions	(7,319)
Amortization of premium	(232)
Other comprehensive income (loss)	(84)
Balance at September 30, 2016	$74,203

Investment in Gulf LNG Holdings

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for $72.7 million. The carrying value of the LNG Interest on the date of acquisition was $64.1 million and therefore the excess amount paid, by the Partnership, over the carrying value was $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from September 30, 2016 is as follows (in thousands):

Total
2016	$77
2017	309
2018	309
2019	309
2020	309
Thereafter	6,444
$7,757

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	September 30,	December 31,
	2016	2015
Balance sheets
Current assets	$4,434	$7,523
Noncurrent assets	864,401	889,655
Total assets	$868,835	$897,178
Current liabilities	$80,826	$79,970
Long-term liabilities	645,866	678,926
Member’s equity	142,143	138,282
Total liabilities and member’s equity	$868,835	$897,178

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income statements
Revenues	$46,484	$46,624	$139,452	$139,873
Total operating costs and expenses	14,275	14,070	42,233	42,559
Operating income	32,209	32,554	97,219	97,314
Net income	$24,340	$24,402	$72,076	$72,819

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

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Land	$78,455	$74,855
Buildings and site improvements	84,764	77,514
Tanks and trim	118,768	111,076
Pipelines	20,364	20,364
Machinery and equipment	120,890	118,503
Office furniture and equipment	841	561
Construction in progress	18,472	12,306
	442,554	415,179
Less: Accumulated depreciation	(45,853)	(34,508)
Property, plant and equipment, net	$396,701	$380,671

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	September 30,	December 31,
	in Years	2016	2015
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	149,342
Non-compete agreements	2-3	741	741
		154,868	154,868
Less: Accumulated amortization		(33,557)	(22,747)
Intangible assets, net		$121,311	$132,121

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $3.6 million for the remainder of 2016, $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020 and $66.5 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing capacity. As of September 30, 2016, the Partnership had borrowings of $246.0 million under the Credit Facility at an interest rate of 3.53%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Note 8—Partners’ Capital and Distributions

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
September 30, 2016	$0.4400	$8,493	November 7, 2016	November 15, 2016
June 30, 2016	$0.4400	$8,490	August 12, 2016	August 8, 2016
March 31, 2016	$0.4400	$8,475	May 13, 2016	May 9, 2016
December 31, 2015	$0.4400	$8,472	February 12, 2016	February 8, 2016
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and nine months ended September 30, 2016, the Partnership recorded approximately $0.2 million and $0.6 million, respectively, of unit-based compensation expense with respect to the Director Grants. For the three and nine months ended September 30, 2015, the Partnership recorded approximately $0.2 million and $0.6 million, respectively, of unit-based compensation expense with respect to the Director Grants.  As of September 30, 2016, the unrecognized unit-based compensation expense for the Director Grants is approximately $0.7 million, which will be recognized ratably over the remaining term of the awards.  Through September 30, 2016, two-thirds of the phantom units granted under the Director Grants have vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants will vest the day after the end of the Subordination Period (as defined in the Partnership Agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and nine months ended September 30, 2016, the Partnership recorded approximately $0.8 million and $2.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. For the three and nine months ended September 30, 2015, the Partnership recorded approximately $1.0 million and $3.3 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants.  As of September 30, 2016, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $11.4 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and nine months ended September 30, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of September 30, 2016, the unrecognized unit based compensation expense for the Employee Liability Grants was less than approximately $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  For the three and nine months ended September 30, 2015, the Partnership recorded less than $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.   As of September 30, 2016, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.4 million, which will be recognized ratably over the remaining term of the awards.    Through September 30, 2016, one-third of the phantom units granted under the 2015 Equity Grants have vested.

During the year ended December 31, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Performance Grants.  For the three and nine months ended September 30, 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.   As of September 30, 2016, the

unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.6 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.

During the nine months ended September 30, 2016, the Board authorized the grant of an aggregate of 90,500 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.1 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2016 Equity Grants.  As of September 30, 2016, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $0.9 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2016, the Partnership paid approximately $0.5 million and $1.4 million, respectively, in DERs to phantom unit holders. For the three and nine months ended September 30, 2016, $0.3 million and $0.8 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.6 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  For the three and nine months ended September 30, 2015, the Partnership paid approximately $0.4 million and $1.2 million, respectively, in DERs to phantom unit holders.  For the three and nine months ended September 30, 2015, $0.2 million and $0.7 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.5 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2016 was $1.2 million and $3.6 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The total compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2015 was $1.3 million and $4.2 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	9/30/2016
Balance at December 31, 2015	985,272	$24.76	7,200	$25.46	$15.05
Granted	90,500	$11.86	-	$-	$-
Vested	(41,886)	$24.17	-	$-	$-
Forfeited	(8,000)	$25.46	(1,700)	$25.46	$-
Balance at September 30, 2016	1,025,886	$23.68	5,500	$25.46	$15.05

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and nine months ended September 30, 2016 and 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”). For the three and nine months ended September 30, 2016 and 2015, none of the phantom units are considered outstanding and therefore there were no potentially dilutive units outstanding.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income attributable to partners' capital	$4,458	$2,001	$12,029	$4,493
Less:
Distribution equivalent rights for unissued units	257	243	791	711
Net income available to limited partners	$4,201	$1,758	$11,238	$3,782

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$2,878	$1,763	$7,699	$3,033
Net income (loss) allocated to subordinated unitholders	$1,323	$(5)	$3,539	$749
Net income allocated to limited partners:	$4,201	$1,758	$11,238	$3,782

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	13,209	9,152	13,189	9,701
Subordinated units - (basic and diluted)	6,081	6,081	6,081	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.22	$0.19	$0.58	$0.31
Subordinated - (basic and diluted)	$0.22	$0.00	$0.58	$0.12

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

For the three months ended September 30, 2016 and 2015, the General Partner incurred expenses of $1.3 million and $1.3 million, respectively.  For the nine months ended September 30, 2016 and 2015, the General Partner incurred expenses of $4.0 million and $3.5 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2016 and December 31, 2015, the Partnership had a payable of approximately $2.0 million and $0.6 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Revenues – Related Parties

The total revenues associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Center Oil	$1,447	$1,664	$4,378	$5,053
UET	1,837	1,129	5,118	1,138
GCAC	455	468	1,351	1,371
Total	$3,739	$3,261	$10,847	$7,562

The total receivables associated with the storage and throughput agreements for Center Oil, GCAC and UET and reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Center Oil	$496	$564
UET	628	528
GCAC	442	440
Total	$1,566	$1,532

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

During the term of the Portland Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Portland Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and is $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Portland Lease Agreement totaled 10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended September 30, 2016 and 2015, the rent expense associated with the Portland Lease Agreement was $1.6 million, during each period. During the nine months ended September 30, 2016 and 2015, the rent expense associated with the Portland Lease Agreement was $4.8 million during each period.  During the three and nine months ended September 30, 2016 and 2015, there was no variable rent associated with the Portland Lease Agreement.

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

Joliet LLC Agreement

In connection with the JBBR Acquisition in May 2015, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings receives a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the three months ended September 30, 2016 and 2015, the Partnership was paid $0.3 million and $0.3 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.  During the nine months ended September 30, 2016 and 2015, the Partnership was paid $1.0 million and $0.7 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

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

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended		% of Receivables
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Customer A	33%	36%	33%	24%	32%	30%
Customer B	11%	13%	12%	18%	9%	12%
Customer C	5%	7%	6%	9%	5%	6%
Total	49%	56%	51%	51%	46%	48%

Note 13—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of September 30, 2016 and December 31, 2015, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership had not accrued for any loss contingencies in 2016 and 2015.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of September 30, 2016 are presented below (in thousands):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$246,000	$-	$-	$246,000	$-	$-	$-
Operating lease obligations	18,985	1,622	6,353	6,346	4,664	-	-
Earn-out obligations	17,802	345	1,369	1,369	1,369	1,371	11,979
Settlement obligations	1,250	250	500	500	-	-	-
Total	$284,037	$2,217	$8,222	$254,215	$6,033	$1,371	$11,979

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Portland Lease Agreement (See “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” for further information).

GCAC was able to receive up to an additional $5.0 million in cash earn-out payments based upon the throughput activity of one customer through January 31, 2016. From the date of acquisition in February 2013 through September 30, 2016, no additional amounts had been paid or will be owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through September 30, 2016, Joliet Holdings has paid $1.9 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

In connection with the Pawnee Terminal Acquisition, Arc Terminals is responsible for completing the remaining construction of the Pawnee Terminal and the total costs thereof are estimated to be approximately $11.0 million.  The Partnership expects the construction at the Pawnee Terminal to be completed in the fourth quarter of 2016.  The construction costs will be financed by a combination of available cash and borrowings under the Credit Facility.

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

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  Through September 30, 2016, the Partnership has paid $0.8 million related to the settlement agreement.

Note 14—Subsequent Events

Cash Distributions

In October 2016, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.5 million for all common and subordinated units outstanding. The distribution is for the period from July 1, 2016 through September 30, 2016.  The distribution is payable on November 15, 2016 to unitholders of record on November 7, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	adverse regional, national or international economic conditions, adverse capital market conditions or adverse political developments;
•	changes in the marketplace for our services, such as increased competition, better energy efficiency, or general reductions in demand;
•	changes in the long-term supply and demand of crude oil and petroleum products in the markets in which we operate;
•	actions taken by our customers, competitors and third party operators;
•	nonpayment or nonperformance by our customers;
•	changes in the availability and cost of capital;
•	unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets;
•

operating hazards, natural disasters, terrorism, weather-related delays, adverse weather conditions, including hurricanes, natural disasters, environmental releases, casualty losses and other matters beyond our control;

•	inability to consummate acquisitions, pending or otherwise, on acceptable terms and successfully integrate such businesses into our operations;
•	the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes; and
•	the effects of future litigation.

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

If the assertions by Eni USA are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be materially adversely affected.  For the nine months ended September 30, 2016, 17% and 25% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the nine months ended September 30, 2015, 24% and 32% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of

September 30, 2016, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

•

In July 2015, we completed the acquisition of the Pawnee terminal.  The historical condensed consolidated financial statements do not reflect the full impact of these revenue and expenses in the first, second and third quarters of 2015.

•	In January 2016, we completed the Pennsylvania Terminals Acquisition. The historical condensed consolidated financial statements do not reflect the impact of these revenue and expenses in 2015.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two 20-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of September 30, 2016, the remaining term of each terminal use agreement is approximately 15 years.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Distributable Cash Flow to cash flows from operating activities for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to partners' capital	$4,458	$2,001	$12,029	$4,493
Income taxes	49	40	101	109
Interest expense	2,481	2,163	7,234	4,631
Depreciation (a)	3,512	3,182	9,979	7,346
Amortization (a)	3,055	3,100	9,192	6,065
One-time non-recurring expenses (b)	15	888	616	3,620
Non-cash unit-based compensation	1,233	1,333	3,528	4,185
Non-cash deferred rent expense (c)	65	88	196	390
Adjusted EBITDA	$14,868	$12,795	$42,875	$30,839
Cash interest expense	(2,280)	(1,909)	(6,601)	(4,135)
Cash income taxes	(49)	(40)	(100)	(109)
Maintenance capital expenditures	(2,583)	(2,979)	(6,985)	(3,974)
Equity earnings from the LNG Interest	(2,512)	(2,518)	(7,439)	(7,510)
Cash distributions received from the LNG Interest	2,560	2,632	7,319	7,009
Distributable Cash Flow	$10,004	$7,981	$29,069	$22,120
Maintenance capital expenditures	2,583	2,979	6,985	3,974
Distributable cash flow attributable to non-controlling interests	2,955	2,775	8,649	4,129
Changes in operating assets and liabilities	11	3,230	(1,095)	2,236
One-time non-recurring expenses (b)	(15)	(888)	(616)	(3,620)
Other non-cash adjustments	134	(31)	310	(208)
Net cash provided by operating activities	$15,672	$16,046	$43,302	$28,631

(a)	The depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

(b)	The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred.

(c) The non-cash deferred rent expense relates to the accounting treatment for the Portland terminal lease transaction termination fees.

Results of Operations

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except operating data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Third-party customers	$22,933	$20,823	$68,136	$49,188
Related parties	3,739	3,261	10,847	7,562
	26,672	24,084	78,983	56,750
Expenses:
Operating expenses	8,192	7,764	25,107	21,058
Selling, general and administrative	3,141	4,272	10,168	12,969
Selling, general and administrative - affiliate	1,342	1,306	3,965	3,468
Depreciation	3,972	3,630	11,345	8,092
Amortization	3,672	3,717	11,042	7,093
Total expenses	20,319	20,689	61,627	52,680
Operating (loss) income	6,353	3,395	17,356	4,070
Other income (expense):
Equity earnings from unconsolidated affiliate	2,512	2,518	7,439	7,510
Other income	1	2	2	9
Interest expense	(2,481)	(2,163)	(7,234)	(4,631)
Total other income, net	32	357	207	2,888
Income before income taxes	6,385	3,752	17,563	6,958
Income taxes	49	40	101	109
Net income	6,336	3,712	17,462	6,849
Net income attributable to non-controlling interests	(1,878)	(1,711)	(5,433)	(2,356)
Net income attributable to partners' capital	$4,458	$2,001	$12,029	$4,493
Other Financial Data:
Adjusted EBITDA	$14,868	$12,795	$42,875	$30,839
Distributable Cash Flow	$10,004	$7,981	$29,069	$22,120
Operating Data:
Storage capacity (bbls)	7,841,100	6,925,100	7,841,100	6,925,100
Throughput (bpd)	171,170	120,470	167,190	118,512
% Take or pay revenue	84%	84%	85%	82%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Storage Capacity. Storage capacity for the three months ended September 30, 2016 increased by 916,000 barrels, or 13%, compared to the three months ended September 30, 2015.  The increase in storage capacity is related to storage capacity associated with the Pennsylvania Terminals Acquisition and the completion of the third 100,000 barrel tank at the Pawnee terminal.

Throughput Activity. Throughput activity for the three months ended September 30, 2016 increased by 50.7 mbpd, or 42%, compared to the three months ended September 30, 2015.  The increase was due to throughput associated with the Pennsylvania Terminals Acquisition, a full quarter of operations at the Pawnee terminal and increased customer activity in our Baltimore, Blakeley, Brooklyn, Chickasaw, Joliet, Madison, Mobile-Methanol and Norfolk terminals offset by decreased customer activity in our Cleveland, Portland, Spartanburg and Selma terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended September 30, 2016 and 2015 (in thousands, except percentages).

	Three Months Ended
	September 30,
	2016	2015	$ Change	% Change
Storage and throughput services fees	$24,862	$22,293	$2,569	12%
Ancillary services fees	1,810	1,791	19	1%
Total revenues	$26,672	$24,084	$2,588	11%

Revenues for the three months ended September 30, 2016 increased by $2.6 million, or 11%, compared to the three months ended September 30, 2015. The $2.6 million or 12%, increase in storage and throughput services fees compared to the three months ended September 30, 2015 was related to (i) an increase of $0.8 million due to the agreements associated with the terminals acquired in the Pennsylvania Terminals Acquisition, (ii) an increase of $1.1 million at the Pawnee terminal due to a full quarter of operations and volume related increases, (iii) $0.6 million related to the execution of new contracts at the Blakeley and Madison terminals and (iv) $0.6 million related to additional customer activity across a number of light and heavy product terminals. The increased storage and throughput services fees were offset by (i) a $0.4 million decrease in revenue as a result of contract renewals at our Gulf Coast terminals and (ii) a $0.2 million decrease related to the reduction of short-term storage by a customer at the Portland terminal.  The less than $0.1 million increase in ancillary services fees was driven by an increase in reimbursable services provided to our customers for the three months ended September 30, 2016.

Operating Expenses. Operating expenses for the three months ended September 30, 2016 increased by $0.4 million, or 6%, compared to the three months ended September 30, 2015. The increase was related (i) $0.4 million attributable to an increase in maintenance expenses, utilities, payroll and property taxes associated with the Pennsylvania Terminals Acquisition, (ii) $0.2 million related to tank cleaning projects in Chickasaw, (iii) $0.1 million related to an increase of additive and utility expenses as a result of increased throughput at the Baltimore and Brooklyn terminals and (iv) $0.1 million increase of contract labor in support of customer activities at the Joliet terminal. The increase in operating expenses was offset by reduced payroll expenses of $0.1 million due to a realignment and optimization of our workforce, $0.1 million related to a reduction in maintenance expenses and $0.1 million related to a reduction in estimated property taxes related to prior year acquisitions.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended September 30, 2016 decreased by $1.1 million, or 20%, compared to the three months ended September 30, 2015.  The decrease in SG&A expenses was a result of a $0.5 million decrease in due diligence expenses and a $0.8 million decrease in professional fees tied to the Blakeley Customer (as defined below) settlement negotiations in 2015 offset by an increase in salaries and related payroll taxes and benefits due to our recent acquisitions of $0.1 million.

Depreciation and Amortization Expense. Depreciation expense for the three months ended September 30, 2016 increased by $0.3 million, or 9%, compared to the three months ended September 30, 2015, primarily due to the impact of the Pennsylvania Terminals Acquisition, a full quarter of operations related to the Joliet and Pawnee terminal acquisitions and customer expansion activities and incremental maintenance.  Amortization expense for the three months ended September 30, 2016 decreased by less than $0.1 million, or 1%, compared to the three months ended September 30, 2015, primarily due to an intangible asset related to the Mobile terminal acquisition becoming fully amortized in the first quarter of 2016.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended September 30, 2016 decreased by less than $0.1 million compared to the three months ended September 30, 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 increased by $0.3 million, or 15%, compared to the three months ended September 30, 2015. The increase in interest expense was the result of higher outstanding indebtedness during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the Pennsylvania Terminals Acquisition and to fund expansion capital projects.

Net Income. Net income for the three months ended September 30, 2016 increased by $2.6 million, or 71%, compared to the three months ended September 30, 2015.  The increase was primarily related to an increase in revenues of $0.8 million attributable to the agreements associated with the terminals acquired in the Pennsylvania Terminals Acquisition, $1.1 million related to a full quarter of operations at the Pawnee terminal, $0.6 million related to new customer contracts at the Blakeley and Madison terminals and $0.6 million related to additional customer activity in our Baltimore, Brooklyn and Joliet terminals offset by a decrease in revenues of $0.6 million as a result of contract renewals at our Gulf Coast terminals and a reduction of short-term storage by a customer at our Portland terminal.  Net income also increased due to a decrease in our SG&A expenses principally attributable to a decrease in due diligence and professional fees of $1.1 million.  These increases to net income were offset by an increase in operating expenses of $0.4 million as a result of the 2015 and 2016 acquisitions and increased customer activity, an increase in depreciation of $0.3 million attributable to our 2015 and 2016 acquisitions and incremental expansion and maintenance activities and an increase of $0.3 million of interest expense as a result of higher outstanding indebtedness during the three months ended September 30, 2016 due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2016 increased by $2.1 million, or 16%, compared to the three months ended September 30, 2015.  The increase in Adjusted EBITDA for the three months ended September 30, 2016 was primarily attributable to the increased activity at certain terminals and the contribution of the Pennsylvania Terminals and a full quarter of operations at the Pawnee terminal.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Storage Capacity. Storage capacity for the nine months ended September 30, 2016 increased by 916,000 barrels, or 13%, compared to the nine months ended September 30, 2015.  The increase in storage capacity is related to storage capacity associated with the Pennsylvania Terminals Acquisition and the completion of the third 100,000 barrel tank at the Pawnee terminal.

Throughput Activity. Throughput activity for the nine months ended September 30, 2016 increased by 48.7 mbpd, or 41%, compared to the nine months ended September 30, 2015.  The increase was due to throughput associated with the Pennsylvania Terminals Acquisition, a full period of operations at the Pawnee terminal acquisition and increased customer activity in certain of our terminals offset by a reduction in customer activity at Cleveland, Portland, Selma and Spartanburg terminals, which experienced a reduction in customer activity.

Revenues. The following table details the types and amounts of revenues generated during the nine months ended September 30, 2016 and 2015 (in thousands, except percentages).

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change
Storage and throughput services fees	$74,240	$51,871	$22,369	43%
Ancillary services fees	4,743	4,879	(136)	-3%
Total revenues	$78,983	$56,750	$22,233	39%

Revenues for the nine months ended September 30, 2016 increased by $22.2 million, or 39%, compared to the nine months ended September 30, 2015.  The $22.4 million, or 43%, increase in storage and throughput services fees was related to an increase of $21.6 million due to the agreements associated with the terminals acquired in the Pennsylvania Terminals Acquisition and a full period of operations at the Pawnee and Joliet terminals and an increase of $2.2 million related to increased customer activity in our Baltimore, Blakeley, Brooklyn, Madison, Norfolk and Toledo terminals offset by a decrease of $1.5 million related to reduced customer activity, contract renewals and a reduction of short-term storage at our Mobile, Portland and Selma terminals.  The $0.1 million, or 3%, decrease in ancillary services fees was driven by reduced non-throughput related activity at our Pawnee and Portland terminals offset by an increase in customer activity at our Joliet terminal.

Operating Expenses. Operating expenses for the nine months ended September 30, 2016 increased by $4.0 million, or 19%, compared to the nine months ended September 30, 2015. The $4.0 million increase in operating expenses was the result of higher contractor expenses, salaries and benefits, utilities, property taxes, and maintenance of $1.3 million, $0.8 million, $0.4 million, $0.4 million and $0.2 million, respectively, due to the Pennsylvania Terminals Acquisition and the Joliet and Pawnee terminal acquisitions.  In addition, we experienced an increase in additive expenses of $0.2 million due to increased throughput in some of our refined products terminals and an increase in compliance expenses of $0.2 million as we improved and upgraded our internal environmental, health and safety programs.

Selling, General and Administrative Expenses.  SG&A expenses for the nine months ended September 30, 2016 decreased by $2.3 million, or 14%, compared to the nine months ended September 30, 2015.  The decrease in SG&A expenses was a result of a $3.0 million decrease in due diligence expenses offset by an increase in expenses paid to our General Partner of $0.5 million.

Depreciation and Amortization Expense. Depreciation expense for the nine months ended September 30, 2016 increased by $3.3 million, or 40%, compared to the nine months ended September 30, 2015, primarily due to the impact of the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminal acquisitions, the 2015 capital expenditure program at the Gulf Coast terminal for customer expansion activities and incremental maintenance.  Amortization expense for the nine months ended September 30, 2016 increased by $3.9 million, or 56%, compared to the nine months ended September 30, 2015, primarily due to the intangible assets purchased in the Joliet and Pawnee terminal acquisitions.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the nine months ended September 30, 2016 decreased by $0.1 million, or 1%, compared to the nine months ended September 30, 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2016 increased $2.6 million, or 56%, compared to the nine months ended September 30, 2015. The increase in interest expense is the result of higher outstanding indebtedness during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in indebtedness was primarily related to the amounts drawn from the Credit Facility to partially finance the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals.

Net Income. Net income for the nine months ended September 30, 2016 increased by $10.6 million, or 155%, compared to the nine months ended September 30, 2015. The increase was primarily related to an increase in revenues of $22.2 million principally attributable to the agreements associated with the terminals acquired in the Pennsylvania Terminals Acquisition and a full period of operations at the Pawnee and Joliet terminals and $2.2 million related to increased customer activity in our Baltimore, Blakeley, Brooklyn, Madison, Norfolk and Toledo terminals.  Net income also increased due to a decrease in our SG&A expenses principally attributable to a decrease in due diligence expenses. These increases in net income were offset by an increase in operating expenses of $4.0 million as a result of the 2015 and 2016 acquisitions, an increase in depreciation and amortization of $3.3 million and $3.9 million, respectively, attributable to our 2015 and 2016 acquisitions and an increase of $2.6 million of interest expense as a result of higher outstanding indebtedness during the nine months ended September 30, 2016 due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2016 increased by $12.0 million, or 39%, compared to the nine months ended September 30, 2015.  The increase in Adjusted EBITDA for the nine months ended September 30, 2016 was primarily attributable to the increased activity at certain terminals and the contribution of the Pennsylvania Terminals, the Joliet terminal and the Pawnee terminal operations.

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

In October 2016, we declared a quarterly distribution of $0.44 per common unit and subordinated unit, which equates to approximately $8.5 million per quarter, or $34.0 million on an annualized basis, based on the number of common and subordinated units outstanding as of November 2, 2016.  The distribution is payable on November 15, 2016 to unitholders of record on November 7, 2016.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility, as subsequently amended, matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of September 30, 2016, we had borrowings of $246.0 million under the Credit Facility at an interest rate of 3.53%.  During the first and second quarter of 2015, the Partnership had a $10 million line of credit outstanding under its letter of credit sub-facility, which was issued in connection with the acquisition of the Joliet terminal. This letter of credit was extinguished when the acquisition of the Joliet terminal closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of September 30, 2016, we had $33.3 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Pawnee Terminal Acquisition Financing

In July 2015, we purchased all of the membership interests in UET Midstream, LLC from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for a purchase price, net of certain adjustments, of $76.6 million (the “Pawnee Terminal Acquisition”), consisting of $44.3 million in cash and $32.3 million in common units.  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s unit price on the closing date), which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million. In addition, we borrowed $47.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the Pawnee Terminal Acquisition.  We are responsible for completing the remaining construction of the Pawnee terminal and the total costs thereof are estimated to be approximately $11.0 million.  We expect the construction of the Pawnee terminal to be completed in the fourth quarter of 2016.

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

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through September 30, 2016, we have made paid approximately $0.8 million towards our obligations under the settlement agreement.   The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2015.

Cash Flows

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$43,302	$28,631	$14,671	51%
Investing activities	(28,902)	(267,128)	238,226	N/M
Financing activities	(15,876)	244,584	(260,460)	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $43.3 million for the nine months ended September 30, 2016 compared to $28.6 million for the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $10.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Our operating cash flows for the nine months ended September 30, 2016 also included increases to certain non-cash charges relating to depreciation and amortization of $3.3 million and $3.9 million, respectively.  These increases were offset by a decrease in working capital of $3.3 million.  The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $28.9 million for the nine months ended September 30, 2016, of which $8.0 million was used for the Pennsylvania Terminals Acquisition and $20.9 million was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $267.1 million for the nine months ended September 30, 2015, of which $260.3 million was used for the acquisition of the Joliet and Pawnee terminals, $0.3 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $6.5 million was used for expansion and maintenance capital expenditures.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $15.9 million for the nine months ended September 30, 2016, compared to net cash flows provided by financing activities of $244.6 million for the nine months ended September 30, 2015. This $260.5 million decrease was primarily attributable to a decrease in proceeds from equity offerings, equity contributions from non-controlling interests and net borrowings from our credit facility related to the Joliet and Pawnee terminal acquisitions in 2015 of $72.1 million, $87.0 million and $88.8 million, respectively.  In addition, the Partnership had an increase in distributions to unitholders and an increase in distributions to non-controlling interests of $6.6 million and $4.8 million, respectively.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$246,000	$-	$246,000	$-	$-
Operating lease obligations	18,985	6,386	12,584	15	-
Earn-out obligations	17,802	1,369	2,738	2,741	10,954
Settlement obligations	1,250	625	625	-	-
Total	$284,037	$8,380	$261,947	$2,756	$10,954

The schedule above assumes we will either exercise our option to purchase the Portland terminal for a purchase price of $65.7 million or exercise our right to terminate the lease agreement at the Portland terminal by notifying our lessor 12 months in advance of the expiration of the initial term, in which case we would be required to make a one-time payment to our lessor of $4.0 million.

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

We incurred maintenance and expansion capital expenditures for the nine months ended September 30, 2016 and 2015 as set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$2,583	$2,979	$6,985	$3,974
Expansion capital expenditures	3,493	3,670	12,552	6,048
Total capital expenditures	$6,076	$6,649	$19,537	$10,022

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) evaluate certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (vi) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others.  The decrease of $0.4 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was due to maintenance dredging at our Mobile terminal, which did not occur during the three months ended September 30, 2016 because these types of maintenance projects do not occur on an annual basis. The increase of $3.0 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was due to maintenance to the marine infrastructure at our Chickasaw terminal, which began during the third quarter 2015, maintenance dredging at our Blakeley terminal, tank inspection and repairs at the Toledo terminal and repairs and maintenance to the salt conveyor at the Joliet terminal, which in each case consist of maintenance projects that do not occur on an annual basis.

Expansion Capital Expenditures

During the three and nine months ended September 30, 2016, we invested capital to upgrade our Blakeley terminal in connection with a new long-term customer agreement, invested capital to upgrade our Joliet and Portland terminals to support existing customer agreements, invested capital at our Pawnee terminal to construct a new tank to support an existing customer contract, invested capital at the newly acquired Pennsylvania terminals to upgrade the facilities and invested capital to expand the marine infrastructure and capabilities of our Chickasaw terminal.

During the three and nine months ended September 30, 2015, we invested capital to upgrade the Blakeley, Brooklyn and Mobile - Methanol terminals in connection with new long-term customer agreements and invested capital to upgrade the Portland terminal to support an existing customer agreement.

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

Critical Accounting Policies and Estimates

As of September 30, 2016, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2015 Partnership 10-K, as filed with the SEC.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2016, we had $246.0 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and nine months ended September 30, 2016 was approximately 3.7% and 3.6%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.6 million increase and $1.8 million increase in interest expense for the three and nine months ended September 30, 2016, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are, from time to time, involved in various legal claims arising out of our operations in the normal course of business, we do not believe that the resolution of these matters will have a material adverse impact on our financial condition or results of operations.

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: November 4, 2016	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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