Form 10-K
period 2016-12-31
Arc Logistics Partners LP
filed 2017-03-14
CIK 1583744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common units held by non-affiliates was approximately $170,466,296, based upon a closing price of $13.00 per common unit as reported on the New York Stock Exchange on such date.

As of March 6, 2017, there were 19,477,021 common units outstanding.

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

ancillary services fees:    Fees associated with ancillary services, such heating, blending, lab inspection services, sampling and mixing associated with our customers’ products that are stored in our tanks.

asphalts and industrial products: Category of petroleum products and liquids that includes various grades of asphalts, methanol, crude tall oil, black liquor soap and other related products.

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

Distributable Cash Flow:    Represents Adjusted EBITDA less (i) cash interest expense paid; (ii) cash income taxes paid; (iii) maintenance capital expenditures paid; and (iv) equity earnings from the LNG Interest; plus (v) cash distributions from the LNG Interest. Distributable Cash Flow is not a presentation made in accordance with GAAP. Please see the reconciliation of Distributable Cash Flow to cash flows from operating activities in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Our Results of Operations—Distributable Cash Flow.”

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

Unless the context clearly indicates otherwise, references in this Annual Report on Form 10-K to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms refer to Arc Logistics Partners LP and its subsidiaries. References to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to our “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals LP, predecessor to Arc Logistics, to the Partnership upon the consummation of the IPO. References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. We generate revenues by providing the following fee-based services to our customers:

•

Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil and petroleum products. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of customers’ use of the facility.   We characterize our storage and throughput services fees into two categories:

o

Minimum Storage and Throughput Services Fees: Minimum monthly fees charged to our customers for the right to use of dedicated storage, throughput, and transloading capacity. Our customers are required to pay these fees irrespective of the use of their contractual capacity. In the event a customer’s monthly activity exceeds its dedicated capacity our service agreements include provisions to charge excess throughput fees. Any handling fees in excess of the minimum storage and throughput services fees are reflected in the excess throughput and handling fees.

o

Excess Throughput and Handling Fees: Fees charged to customers for the use of storage, throughput and transloading capacity used in excess of their minimum reserved storage, throughput and transloading capacity. These fees are charged to our customers based on their actual monthly activity levels.  In addition, our service agreements typically include handling services fees which include additive injection fees, ethanol blending fees, biodiesel blending fees and fees for the receipt and delivery of product through rail, marine or truck infrastructure.

Storage and throughput services fees accounted for approximately 95%, 92% and 86% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

•

Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ needs and activity levels. Ancillary services fees accounted for approximately 5%, 8% and 14% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

We believe that the high percentage of take-or-pay storage and throughput services fees generated from a diverse portfolio of multi-year contracts, coupled with minimal exposure to commodity price fluctuations, creates stable cash flow and lessens the exposure to market factors including supply and demand volatility.

We also receive cash distributions from the LNG Interest, which we account for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements with several integrated, multi-national oil and gas companies for all of the capacity of the LNG Facility that began commercial operation in October 2011. As of December 31, 2016, the remaining term of each of these terminal use agreements is approximately 15 years.

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

Recent Developments

Conversion of Subordinated Units

Following payment of the cash distribution for the third quarter of 2016, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement.  As a result, on November 16, 2016, the 6,081,081 subordinated units, of which 5,146,264 were owned by our Sponsor, converted into common units on a one-for-one basis.

Acquisitions

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million (the “Pennsylvania Terminals Acquisition”).  The acquisition, which expanded our operational footprint into the state of Pennsylvania increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals at the time of the acquisition.  In connection with this acquisition, we acquired an option (which must be exercised within a stated period of time) to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial term of two years.   We provide throughput and related terminalling services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”).  We expect to invest additional capital over the next one to two years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving truck loading capabilities and other various terminal improvements.

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni USA.  As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. A three-member arbitration panel conducted an arbitration hearing in January, 2017.  We expect the arbitration panel will issue its decision within approximately six months.  Eni USA has indicated that it will continue to pay the amounts claimed to be due pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.  For the year ended December 31, 2016, 17% and 24% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Assets and Operations

As of March 6, 2017, our energy logistics assets are strategically located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, our facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. Our trained employees and specific assets allow customers to meet the specialized handling requirements that may be required by particular products. Our combination of diverse geographic locations and logistics platforms gives us the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

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

			Shell
			Capacity
Name	Location	Principal Products	(bbls)	Supply & Delivery Modes
Altoona	Altoona, PA	Gasoline; Distillates; Ethanol; Biodiesel	163,500	Pipeline; Truck
Baltimore (1)	Baltimore, MD	Gasoline; Distillates; Ethanol	442,000	Pipeline; Railroad; Marine; Truck
Blakeley	Blakeley, AL	Distillates; Asphalt; Fuel Oil; Crude Tall Oil	708,000	Marine; Truck
Brooklyn	Brooklyn, NY	Gasoline; Ethanol	63,000	Pipeline; Marine; Truck
Chickasaw	Chickasaw, AL	Distillates; Fuel Oil; Crude Tall Oil	609,000	Railroad; Marine; Truck
Chillicothe	Chillicothe, IL	Gasoline; Distillates; Ethanol; Biodiesel	273,000	Truck
Cleveland - North	Cleveland, OH	Gasoline; Distillates; Ethanol; Biodiesel	426,000	Pipeline; Railroad; Marine; Truck
Cleveland - South	Cleveland, OH	Gasoline; Distillates; Ethanol; Biodiesel	191,000	Pipeline; Railroad; Marine; Truck
Dupont	Pittston, PA	Gasoline; Distillates; Ethanol; Biodiesel	138,500	Pipeline; Truck
Joliet (2)	Joliet, IL	Crude Oil: Dry Bulk	300,000	Marine; Railroad; Truck
Madison	Madison, WI	Gasoline; Distillates; Ethanol; Biodiesel	150,000	Pipeline; Truck
Mechanicsburg	Mechanicsburg, PA	Gasoline; Distillates; Ethanol; Biodiesel	378,500	Pipeline; Truck
Mobile - Main	Mobile, AL	Fuel Oil; Asphalt	1,093,000	Marine; Truck
Mobile - Methanol	Mobile, AL	Methanol	294,000	Marine; Truck
Norfolk	Chesapeake, VA	Gasoline; Distillates; Ethanol	212,600	Pipeline; Marine; Truck
Pawnee	Weld County, CO	Crude Oil	300,000	Pipeline; Truck
Portland (3)	Portland, OR	Crude Oil; Asphalt; Aviation Gas; Distillates	1,466,000	Railroad; Marine; Truck
Selma	Selma, NC	Gasoline; Distillates; Ethanol; Biodiesel	171,000	Pipeline; Truck
Spartanburg (1)	Spartanburg, SC	Gasoline; Distillates; Ethanol	82,500	Pipeline; Truck
Toledo	Toledo, OH	Gasoline; Distillates; Aviation Gas; Ethanol; Biodiesel	244,000	Pipeline; Railroad; Marine; Truck
Williamsport	Williamsport, PA	Gasoline; Distillates; Ethanol; Biodiesel	137,000	Pipeline; Truck
Total Terminals			7,842,600

(1)

The capacity represents our 50% share of the 884,000 barrels of available total shell storage capacity of the Baltimore terminal and the 165,000 barrels of available total shell storage capacity of the Spartanburg terminal. These two terminals are co-owned with and operated by CITGO Petroleum Corporation (“CITGO”).

(2)   Represents 100% of the Joliet terminal.

(3)	The Portland terminal is leased to us from LCP Oregon Holdings LLC (“LCP Oregon”), an entity owned by CorEnergy.

Terminals

Each of our terminals has unique operating characteristics that determine the available product and customer slate for that location. The following specific terminal descriptions provide details regarding each of our facilities:

Altoona. The Altoona terminal is a pipeline facility located in Altoona, PA. We have owned and operated the facility since we acquired the facility in January 2016. The fifteen-acre site has eight tanks with a total shell storage capacity of 163,500 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers biodiesel blending, ethanol blending and generic additive systems as services to our customers.

Baltimore. The Baltimore terminal is a pipeline/marine facility located on property adjoining the Chesapeake Bay in Baltimore, MD. We have co-owned the facility equally with CITGO since we acquired our 50% undivided ownership interest in the facility in February 2010. CITGO is the operator of the terminal under a long-term co-tenancy in common agreement. The 20-acre site has 22 storage tanks with a total shell storage capacity of 884,000 barrels, of which 442,000 barrels are available to our customers. The terminal receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, railroad, marine barge or truck loading rack. The terminal has unit train unloading capabilities from a neighboring rail facility, which offers our customers the ability to deliver unit trains of ethanol into the terminal. The terminal offers bunkering services, ethanol blending and additive systems as services to our customers.

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

Brooklyn. The Brooklyn terminal is a pipeline/marine facility on property adjoining Newtown Creek in Brooklyn, NY. We have owned and operated the facility since we acquired the facility in February 2013. The six-acre site has 10 tanks with a total shell storage capacity of 63,000 barrels. The terminal receives, stores and delivers gasoline and ethanol. Products are received via pipeline, marine barge or truck loading rack and delivered via truck. The terminal offers one generic and two proprietary gasoline additive systems as services to its customers.

Chickasaw. The Chickasaw terminal is a rail/marine facility located on property adjoining the Tensaw River in Chickasaw, AL. We have owned and operated the facility since we acquired the facility in May 2010. The 16-acre site has 17 tanks with a total shell storage capacity of 609,000 barrels. The terminal receives, stores and delivers fuel oils, distillates, crude tall oil and marine diesel. Products are received and/or delivered via railroad, marine vessel (up to general purpose tanker) or truck loading rack. The terminal offers steam heating, blending and railcar unloading/management as ancillary services to our customers.

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

Cleveland—North. The Cleveland North terminal is a pipeline/marine facility located in Cleveland, OH adjoining to the Cuyahoga River and is connected by pipeline to the Cleveland, OH—South Terminal. We have owned and operated the facility since we acquired it in July 2007. The 10-acre site has 23 tanks with a total shell storage capacity of 426,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline, railroad, marine (up to Lake Tankers) or truck loading rack. The terminal offers railcar unloading, biodiesel blending, butane blending, ethanol blending and proprietary and generic additive systems as services to our customers.

Cleveland—South. The Cleveland South terminal is a pipeline/marine facility connected by pipeline to the Cleveland, OH-North Terminal. We have owned and operated the facility since we acquired it in July 2007. The three-acre site has seven tanks with a total shell storage capacity of 191,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline, railroad, marine or truck loading rack. The terminal offers biodiesel blending, butane blending, ethanol blending and additive systems as services to our customers.

Dupont. The Dupont terminal is a pipeline facility located in Pittston, PA. We have owned and operated the facility since we acquired the facility in January 2016. The twenty-acre site has nine tanks with a total shell storage capacity of 138,500 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and proprietary and generic additive systems as services to our customers.

Joliet. The Joliet terminal is a unit-train facility with a 4-mile crude oil pipeline located in Joliet, IL.  We have owned and operated the facility since we acquired the facility in May 2015. The terminal commenced operations on May 17, 2015, and construction of the facility has been completed.  The 255-acre site has two tanks with a total shell capacity of 300,000 barrels. The terminal receives, stores and delivers crude oil to a refinery in the Chicago market. Crude oil is received via unit-train unloading facility to our tanks and delivered via a proprietary pipeline.  The terminal has the ability to expand its services to receive and/or deliver heavy and light petroleum products through railcar, marine vessels, and trucks or through its proprietary pipeline and potentially new connections to other pipelines in the vicinity of the facility.  In addition, the terminal can expand its storage capacity by an additional 1.0 million barrels. The terminal also has dry bulk capabilities that include the movement of salt and aggregates in/out of the facility.

Madison. The Madison terminal is a pipeline facility located in Madison, WI. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has five tanks with a total shell storage capacity of 150,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as services to our customers.

Mechanicsburg. The Mechanicsburg terminal is a pipeline facility located in Mechanicsburg, PA. We have owned and operated the facility since we acquired the facility in January 2016. The sixteen-acre site has eight tanks with a total shell storage capacity of 378,500 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers biodiesel blending, butane blending, ethanol blending and generic additive systems as services to our customers.

Mobile—Main. The Mobile–Main terminal is a marine facility on property adjoining the Tensaw River located in Mobile, AL. We have owned and operated the facility since we acquired the facility in February 2013. The 29-acre site has 63 tanks with a total shell storage capacity of 1,093,000 barrels and an additional 30 acres of undeveloped land available for expansion projects. The terminal receives, stores and delivers fuel oil and various grades of asphalts. Products are received and/or delivered via marine (up to Aframax size vessels) or truck loading rack. The terminal offers a steam heating system, emulsions and polymer mills and on-site product testing laboratory as services to our customers.

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

Norfolk. The Norfolk terminal is a pipeline/marine facility on property adjoining the Elizabeth River located in Chesapeake, VA. We have owned and operated the facility since we acquired the facility in July 2007. The 15-acre site has eight tanks with a total shell storage capacity of 212,600 barrels. The terminal receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, marine barge or truck loading rack. The terminal offers butane blending, ethanol blending and additive systems as services to its customers.

Pawnee. The Pawnee terminal is a truck to pipeline terminal located in northeastern Weld County, CO. We have owned and operated the facility since we acquired the facility in July 2015. We completed the construction of the terminal in 2016.  The 10-acre site has three tanks with a total shell capacity of 300,000 barrels (with room for additional storage). The terminal is capable of receiving 150,000 barrels per day of crude oil via truck unloading stations and connections to local crude oil gathering lines. The terminal serves as the primary injection point on the Northeast Colorado Lateral of the Pony Express Pipeline, providing the terminal customers with access to storage in Cushing, OK.

Portland. The Portland terminal is a rail/marine facility adjacent to the Willamette River in Portland, OR. We have operated the facility under a long-term lease with LCP Oregon since January 2014. The 39-acre site has 84 tanks with a total shell storage capacity of 1,466,000 barrels and is capable of receiving, storing and delivering crude oil, asphalt, aviation gasoline, and distillates. Products are received and/or delivered via railroad, marine (up to Panamax size vessels) and a truck loading rack. The marine facilities are accessed through a neighboring terminal facility via pipelines. The Portland terminal offers heating systems, emulsions and an on-site product testing laboratory as services.

Selma. The Selma terminal is a pipeline facility located in Selma, NC. We have owned and operated the facility since we acquired the facility in July 2007. The 21-acre site has five tanks with a total shell storage capacity of 171,000 barrels. The terminal receives, stores and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers butane blending, ethanol blending and proprietary and generic additive systems as services to our customers.

Spartanburg. The Spartanburg terminal is a pipeline facility located in Spartanburg, SC. We have co-owned the facility equally with CITGO since we acquired our 50% ownership interest in the facility in October 2007. CITGO is the operator of the terminal under a long-term agreement. The nine-acre site has six tanks with a total storage capacity of 165,000, of which 82,500 barrels are available to our customers. The terminal currently receives, stores and delivers gasoline, distillates and ethanol. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and additive systems as services to our customers.

Toledo. The Toledo terminal is a pipeline/marine facility adjoining the Maumee River in Toledo, OH. We have owned and operated the facility since we acquired the facility in July 2007. The seven-acre site has 10 tanks with a total storage capacity of 244,000 barrels. The terminal receives, stores, and delivers gasoline, aviation gasoline, distillates and ethanol. Products are received and/or delivered via pipeline, marine, railroad or truck loading rack. The terminal offers butane blending, ethanol blending and additive systems as services to our customers.

Williamsport. The Williamsport terminal is a pipeline facility located in Williamsport, PA. We have owned and operated the facility since we acquired the facility in January 2016. The twenty-four-acre site has six tanks with a total shell storage capacity of 137,000 barrels. The terminal receives, stores, and delivers gasoline, distillates, ethanol and biodiesel. Products are received and/or delivered via pipeline or truck loading rack. The terminal offers ethanol blending and generic additive systems as services to our customers.

Rail Transloading Facilities

The following table sets forth certain information regarding our rail transloading facilities:

			(Un)loading
			Capacity
Name	Location	Principal Products	(bpd)	Rail Service Provider
Chickasaw	Chickasaw, AL	Distillates; Fuel Oil; Crude Tall Oil	9,000	Terminal Railway Company
Joliet (1)	Joliet, IL	Crude Oil	85,000	CN Railway
Portland	Portland, OR	Crude Oil	18,000	BNSF
Saraland	Saraland, AL	Crude Oil; Chemicals	14,000	NS
Total Rail/Transloading Facilities			126,000

(1)	Represents 100% of the Joliet facility.

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

The LNG Facility is a regasification facility adjoining the Gulf of Mexico in Pascagoula, MS. The state-of-the-art LNG Facility commenced commercial operations in October 2011. An affiliate of Kinder Morgan, Inc. (“Kinder Morgan”) owns 50% and is the operator of the terminal under a long-term management agreement. The 33-acre site has two tanks with a total storage capacity of 320,000 cubic meters and peak natural gas delivery rate of 1.5 billion cubic feet per day. The terminal has the ability to receive, store and regasify LNG. Products are received via marine vessel and delivered to third-party customers via pipeline. The facility has three primary interconnects to major pipeline networks including the Gulfstream Pipeline, Destin Pipeline and the Pascagoula Supply Line. As of December 31, 2016, 100% of the capacity was under contract through two multi-year terminal use agreements with remaining terms of approximately 15 years with firm reservation charges that commit payments regardless of product throughput. While the LNG Facility remains operationally ready to receive LNG, the customers of the LNG Facility are not currently shipping LNG cargoes to the LNG Facility for storage and regasification services due to global natural gas supply and demand economics. However, the customers of the LNG Facility continue to honor their contractual commitments under the terminal use agreements.

Customers and Competition

Customers

Our terminals collectively provide terminalling, storage, throughput and transloading services to a broad mix of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors, chemical companies and various manufacturers.

For the year ended December 31, 2016, our terminals had service agreements with 82 customers, with our top fifteen customers by revenue having been customers at our facilities for a weighted average term of five years and, excluding those customers that are new as a result of the Joliet and Pawnee terminals acquisitions in 2015, a weighted average term of nine years. The following table presents percentage of revenues associated with our top three customers for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
ExxonMobil Oil Corporation	33%	27%	2%
Chevron U.S.A. Inc.	12%	16%	19%
Center Oil	6%	8%	13%

Outside of those customers listed above, no other customer accounted for 10% or more of our revenues during the years ended December 31, 2016, 2015 and 2014.  For the years ended December 31, 2016, 2015 and 2014, our top five customers accounted for 61%, 61% and 55% of our revenues, respectively.

We believe we have a diversified portfolio of financially reputable counterparties, with 61% of our 2016 revenue generated from our top five customers, of which 78% was generated by customers that are either investment grade counterparties or counterparties with investment grade parent entities.  In addition, for the year ended December 31, 2016, 61% of our total revenue was generated from investment grade counterparties or counterparties with investment grade parents.

Contracts

We enter into services agreements with customers to provide terminalling, storage, throughput and transloading services, for which we charge storage and/or throughput fees and/or ancillary services fees. Due to our geographic diversity, certain customers utilize multiple facilities and may have multiple services agreements.

The services agreements we enter into with customers typically have terms of one month to ten years. Many customers initially enter into long-term contracts that contain evergreen provisions that automatically renew for terms as short as one-month up to multiple years. The services agreements are customer specific and can provide a combination of terminalling, storage, throughput, transloading and ancillary services. As of December 31, 2016, approximately 66% of our services agreements are operating under evergreen provisions.  As of December 31, 2016, approximately 84% of our revenues were generated pursuant to take-or-pay provisions in our services agreements with a remaining weighted average term of two years.  As of December 31, 2016, approximately 80% of our capacity was under contract.

The terminal use agreements associated with the LNG Facility are two multi-year terminal use agreements with a remaining term of approximately 15 years with firm reservation charges that obligate the customers to make payments regardless of throughput activity. The contracts began when the LNG Facility commenced operations in October 2011 and are for 100% of the rated capacity of the LNG Facility. The contracts consist of a firm reservation charge for the reserved capacity and an operating fee for the reserved capacity that adjusts annually for inflation based on the Producer Price Index. The contractual obligations under the terminal use agreement with Eni USA are supported by a parent guarantee, and the contractual obligations under the terminal use agreement with Angola LNG Supply Services are supported by parent guarantees from the consortium members that each cover a portion of the obligations thereunder. For information regarding the Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA that an affiliate of Gulf LNG Holdings received in relation to one of the above mentioned terminal use agreements, please see “Part I, Item 1.  Business—Recent Developments— Other Recent Developments—LNG Facility Arbitration” and “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Other Recent Developments—LNG Facility Arbitration.”

Competition

We compete with other independent terminal operators, petroleum product marketers and distributors as well as major oil companies on the basis of terminal location, services provided, safety and price. Competition from terminal operators primarily comes from energy companies that either (1) possess marketing and trading functions or (2) require infrastructure to support their upstream and downstream operations. These companies tend to prioritize movement of their own products over their third-party customers.

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

Employees

As of December 31, 2016, we employed 111 people who provide direct support to our operations. Only six of our employees, or approximately 5%, are covered by a collective bargaining agreement (the “CB Agreement”) with the Petroleum Trades Employees Union, an affiliate of Atlantic Independent Union, affiliated with Teamsters Local #312, for the employees at the Brooklyn, NY terminal. The CB Agreement expires on April 30, 2019.  We consider our employee relations to be good.

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

We believe our facilities are in compliance with applicable environmental laws and regulations, except for such non-compliance that would not have a material adverse impact on our financial position, results of operations, and cash available for distribution to our unitholders. However, these laws and regulations are subject to frequent change by regulatory authorities, and continued or future compliance with such laws and regulations, or changes in the interpretation of such laws and regulations, may require us to obtain new or amended permits and to incur significant expenditures. In addition, many environmental laws contain citizen suit provisions, allowing environmental groups to bring suits to enforce compliance with environmental laws. Failure to comply with these laws and regulations or obtain such new permits or amendments of existing permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions that may limit or prohibit some or all of our operations. Additionally, a discharge of crude oil, petroleum products, chemicals or LNG into the environment could, to the extent the event is not insured or such coverage is withheld or not adequate, subject us to substantial expenses, including costs of remediation activities to comply with applicable laws and regulations and to resolve claims made by third parties for claims for personal injury or property damage. These impacts could directly and indirectly affect our business, and have an adverse impact on our financial position, results of operations, and liquidity.

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

In October 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone to update both the primary ozone standard and the secondary standard. Both standards are 8-hour concentration standards of 70 parts per billion.  These more stringent standards may affect the petroleum industry and transportation fuels because nitrogen oxides and volatile organic compounds are recognized as pre‑cursors of ozone. The EPA is expected to make final geographical attainment designations and issue final non-attainment area requirements pursuant to this NAAQS rule by late 2017, and states are also expected to implement their own rules, which could be more stringent than federal requirements. If any of our terminals are determined to be in areas that do not meet the new NAAQs for ground-level ozone, we may be required to install additional pollution controls and any efforts to expand operations at these terminals may be subject to more stringent permitting processes and emissions requirements. In the meantime, several legal challenges to the new standard are pending. We are not able to predict the outcome of the designations or the legal challenges, and we cannot assure you that these new requirements will not have a material impact on our operations and cost‑structure.

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

In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The Paris Agreement entered into force in November 2016 and the United States is one of over 100 nations that have indicated an intent to comply with the agreement.  The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for oil and natural gas that is produced, which could decrease demand for our storage and throughput services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets or operations.

In June 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Though the plan did not regulate refineries or transportation fuels directly, it proposed a national carbon pollution standard that is projected to cut emissions produced by United States power plants by 2030, by 30% from 2005 levels. In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants. The CPP does not regulate fuels, but sets a national carbon pollution standard for emissions produced by United States power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP, and has also proposed a federal compliance plan to implement the CPP in the event that approvable state plans are not submitted. Judicial challenges have been filed, and on February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision.  By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.   The stay suspends the rule, including the requirement that states submit their initial plans by September 2016.  The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants.  We cannot predict how either the Circuit Court or the Supreme Court will rule on the legality of the CPP, or the manner in which any final changes might specifically impact our business.

Various federal, state and local agencies have the authority to prescribe product quality specifications for the petroleum products and renewable fuels that we store, throughput and transload, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.  Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets could require the construction of additional storage.

Water

Many of our terminals are located adjacent to or near rivers, lakes and other navigable waters. The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws restrict the discharge of pollutants, including spills and leaks of oil, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Any unpermitted discharge of pollutants could result in penalties and significant remedial obligations. In September 2015, the EPA and U.S. Army Corps of Engineers issued a rule defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States. To the extent the rule expands the scope of jurisdiction of the Clean Water Act, we could face additional permitting obligations and increased costs of compliance. Alternatively, the rule could restrict exploration and production efforts by producers whose crude oil, petroleum products and chemicals we store, throughput and transload. That restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.  The rule has been challenged in court on the grounds that it unlawfully expands the reach of Clean Water Act programs, and implementation of the rule has been stayed pending resolution of the court challenge.  On January 13, 2017, the Supreme Court agreed to address the question of whether the Sixth Circuit Court of Appeals has jurisdiction to address the consolidated challenges to the rule.

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

Hazardous Materials Transportation

The trend in hazardous material transportation has been increased oversight and regulation.  For example, in recent years, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and other federal agencies have reviewed the adequacy of transporting Bakken crude oil by rail transport and, as necessary have pursued rules to better assure the safe transport of Bakken crude oil by rail.  For example, in May 2015, PHMSA adopted a final rule that includes, among other things, additional requirements to enhance tank car standard for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be phased out by as early as October 1, 2017 if they are not already retrofitted to comply with new tank car design standards.  The rule also includes a new braking standard for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing analyses, speed restrictions and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport.  In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.

We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these, and future statutes, regulatory changes, or initiatives regarding hazardous material transportation, could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our business, financial condition or results of operations. Furthermore, we can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Any such requirements would apply to the industry as a whole.

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

Pipeline Regulation

The Joliet terminal includes a 4-mile crude oil pipeline that is a common carrier pipeline and subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the October 1, 1977, version of the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992.  The ICA and its implementing regulations give FERC authority to regulate the rates charged for service on interstate common carrier liquids pipelines and generally require the rates and practices of interstate liquids pipelines to be just and reasonable and nondiscriminatory.  The ICA also requires these pipelines to keep tariffs on file with FERC that set forth the rates the pipeline charges for providing transportation services and the rules and regulations governing these services; a tariff applicable to movements on our FERC-regulated liquids pipeline is on file with FERC.

Security Regulation

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Where required by federal or local laws, we have prepared security plans for the storage and distribution facilities we operate. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.  For instance, terrorist activity could lead to increased volatility in prices for the crude oil, petroleum products and chemicals that we store, throughput and transload.

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

Through our regulated pipeline, we are subject to extensive laws and regulations related to ownership, operation, and maintenance of a hazardous liquids pipeline. Federal guidelines for the U.S. Department of Transportation and administered by the PHMSA require companies to comply with regulations governing all aspects of design, operation, and maintenance including training, education, communication, and integrity. These regulations require pipeline operators to develop integrity management programs to evaluate pipelines and take precautions to protect “High Consequence Areas,” such as rivers, and highly populated areas. Although we plan to continue our various programs including integrity management, future changes or interpretations to the regulations could significantly increase the costs of compliance. In the normal course of our operations, we may incur significant and unanticipated capital and operating expenditures to perform recommended or required repairs and/or upgrades to ensure the continued safe and reliable operation of our pipeline. Additionally, the adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could cause us to incur increased capital and operating costs as well as operational delays and have a significant adverse effect on our results of operations.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit per year. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	the volumes of crude oil, petroleum products and chemicals that we handle;
•	the terminalling, storage, throughput, transloading and ancillary services fees with respect to volumes that we handle;
•	the market fundamentals surrounding the supply of and demand for crude oil, petroleum products and chemicals in the markets served by our facilities;
•	the global pricing benchmarks and the associated transportation differentials surrounding crude oil and petroleum products;
•	the production of crude oil both domestically and abroad could cause significant volatility in the pricing of crude oil;
•	the volatility of crude oil prices could significantly alter refinery feedstock costs and create fluctuations in the pricing of petroleum products;
•	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;
•	competition from industry participants in our geographic markets;
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

We are dependent upon the uninterrupted operations of certain facilities owned, operated, managed or supplied by our customers, such as exploration sites, refineries and chemical production facilities. Operations at our facilities and at the facilities owned, operated, or supplied by our suppliers and customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

•	catastrophic events, including weather events such as hurricanes and floods;
•	environmental remediation;
•	labor difficulties; and
•	disruptions in the supply of products to or from our facilities, including the failure of third-party pipelines or other facilities.

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

On March 1, 2016, Gulf LNG Holdings received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA with respect to the terminal use agreement to which Eni USA is a party, pursuant to which Eni USA seeks declaratory and monetary relief in respect of such terminal use agreement, including the right to terminate such terminal use agreement.  If Eni USA were to prevail on its claim to terminate such agreement or to amend its payment obligations, such termination would (or such amendment could) have a material adverse effect on our business, financial condition and results of operations and our ability to make quarterly distributions to our unitholders.  Please see “Part I, Item 1.  Business—Recent Developments—LNG Facility Arbitration” and “Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Other Recent Developments—LNG Facility Arbitration.”

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

•

oversupply of crude oil in the domestic or global market could lead to lower crude oil and petroleum product prices, which could result in reduced production of crude oil and refined petroleum products;

•	insufficient demand of crude oil and petroleum products in the domestic or global market could lead to lower crude oil and refined petroleum product prices;
•	lower prices for crude oil and petroleum products could impact product flows into and out of certain markets;
•	pricing differentials in supplying certain geographic markets with crude oil, petroleum products and chemicals;
•	fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns;
•	lower demand by consumers for petroleum products as a result of recession or other adverse economic conditions or due to higher prices caused by an increase in the market price of crude oil;
•	the impact of weather on demand for crude oil, petroleum products and chemicals;
•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of motor fuels;
•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers; and
•	the increased use of alternative fuel sources, such as ethanol, biodiesel, fuel cells, and solar, electric and battery-powered engines.

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

A significant portion of our revenue is attributable to a relatively limited number of customers. For the year ended December 31, 2016, our five largest customers accounted for approximately 61% of our revenues. We may be unable to negotiate extensions or replacements of contracts with key customers on favorable terms.  In addition, some of our customers may have material financial and liquidity issues or operational incidents. We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code, which could result in a reduction of or loss of revenue under such contracts. Any material nonpayment or nonperformance by any of our key customers and our inability to re-market or otherwise use the affected storage capacity could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our revenue.

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with ExxonMobil Oil Corporation (“Exxon”), each with an initial three-year term that is currently scheduled to expire in May 2018. While discussions with Exxon are ongoing, contract renewal decisions are not required until August 2017.  If we are unable to renew our agreements with Exxon upon the expiration thereof, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders would be material adversely affected.  If we renew the Exxon agreements on terms that are not similar to the current terms, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders could be materially adversely affected. For the year ended December 31, 2016, Exxon, our largest customer, accounted for 30% and 41% of our Adjusted EBITDA and Distributable Cash Flow, respectively, in each case after removing the non-controlling interest portion related to our co-investor’s ownership interest in Arc Terminals Joliet Holdings LLC (“Joliet Holdings”).  Please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That Impact Our Business—Customers and Competition.”

We periodically evaluate whether the carrying values of our terminals may be impaired and could be required to recognize non-cash charges in future periods.

Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our terminals as well as any other long-lived assets in the event we have impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated future cash flows of a long-lived asset, the carrying value may not be recoverable and, therefore, would require a write-down. The future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future market and operating conditions. Accordingly, estimated future cash flows for our terminals can be impacted by demand for the crude oil and petroleum products that we store for our customers, volatility and pricing of crude oil and its impact on petroleum products prices, the level of domestic oil production and potential future sources of cash flows. For example, due to a change in the Chillicothe terminal’s product receipt logistics, we evaluated the long-lived assets at the Chillicothe terminal for impairment as of December 31, 2014, and recognized a non-cash impairment loss of approximately $6.1 million during the year ended December 31, 2014. The net impact of this impairment is reflected in “Long-lived asset impairment” in the accompanying consolidated statement of operations and comprehensive income. We may continue to incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred, which in turn may adversely affect our ability to make cash distributions to our unitholders.

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

Some of our services agreements currently in effect are operating in the automatic renewal phase of the contract that begins upon the expiration of the primary contract term. Our services agreements generally have primary contract terms that range from one month up to ten years. Upon expiration of the primary contract term, these agreements renew automatically for successive renewal terms that range from one month to three years unless earlier terminated by either party upon the giving of the requisite notice, generally ranging from two to six months prior to the expiration of the applicable renewal term. For the year ended December 31, 2016, approximately 84% of our revenue was generated pursuant to take-or-pay provisions in our services agreements with a weighted average term remaining of approximately two years. As of December 31, 2016, (i) approximately 66% of our services agreements were operating under evergreen provisions; and (ii) the services agreements of our top three customers represented approximately 51% of our gross revenues and had a weighted average remaining term of approximately two years. If any one or more of our services agreements is terminated and we are unable to secure comparable alternative arrangements, we may not be able to generate sufficient additional revenue from third parties to replace any shortfall in revenue or increase in costs. Additionally, we may incur substantial costs if modifications to our terminals are required by a new or renegotiated services agreement. The occurrence of any one or more of these events could have a material impact on our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

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

We face competition from other facilities that may be able to supply our customers with integrated services on a more competitive basis, including access to pipelines with lower transportation rates to various markets in which we have limited connections. We compete with national, regional, and local terminal and storage companies, including major oil companies, of widely varying sizes, financial resources and experience. Our ability to compete could be harmed by factors we cannot control, including:

•	prices offered by our competitors;
•	logical costs to deliver crude oil or petroleum products to our competitors facilities;
•	our competitors’ construction of new assets or redeployment of existing assets in a manner that would result in more intense competition in the markets we serve;
•	the perception that another company may provide better service; and
•	the availability of alternative supply points or supply points located closer to our customers’ operations.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new facility, or the expansion of an existing facility, such as increasing capacity or otherwise, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. Delays, litigation, local concerns and difficulty in obtaining approvals for projects requiring federal, state or local permits could impact our ability to build, expand and operate strategic facilities and infrastructure, which could adversely impact growth and operational efficiency.  Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. As a result, we may construct new facilities that are not able to attract enough storage or throughput customers to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.

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

Recent derailments of railcars carrying crude oil have led to increased legislative and regulatory scrutiny over the safety of delivering crude oil by rail. Various industry groups and government agencies have implemented and are considering additional new rail car standards, railroad operating procedures and other regulatory requirements. Changing operating practices, as well as potential new regulations on tank car standards and shipper classifications, could adversely affect the business of our customers by, among other things, rendering the delivery of crude oil by rail to our facilities or terminals less economic or uneconomic. If the delivery of crude oil by rail to our terminals or facilities is materially affected by any currently proposed or additional new regulations (including by reducing the demand for our services by our customers), such event could adversely affect our business, financial condition, results of operation, and ability to make distributions to our unit holders.    Please read Part I, Item 1. “Business— Environmental and Occupational Safety and Health Regulation — Hazardous Materials Transportation.”

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

Our operations involve the storage and throughput of crude oil, petroleum products and chemicals and are subject to federal, state, and local laws and regulations governing, among other things, the gathering, storage, handling, and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, the generation, management and disposal of wastes, and other matters otherwise relating to the protection of the environment. Our operations are also subject to various laws and regulations relating to occupational health and safety. Compliance with this complex array of federal, state and local laws and implementing regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent an adverse effect on the environment. Moreover, our industry is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas, for which we may incur substantial liabilities to investigate and remediate. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, and injunctions limiting or prohibiting some or all of our operations. Please read Part I, Item 1. “Business— Environmental and Occupational Safety and Health Regulation.”

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

In addition, our operations could be adversely affected if shippers of the crude oil, petroleum products and chemicals that we store, throughput and transload incur additional costs or liabilities associated with environmental regulations. Relatedly, many of our customers face a trend of increasing environmental regulation, which could restrict their ability to produce crude oil or fuels, or increase their costs of production, and thus impact the price of, and/or their ability to deliver, these products.

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

Combustion of fossil fuels, such as the crude oil and petroleum products we store and distribute, results in the emission of carbon dioxide into the atmosphere. In December 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the Clean Air Act. Many states and regions have adopted GHG initiatives and it is possible that federal legislation could be adopted in the future to restrict GHG emissions.  There are many regulatory approaches currently in effect or being considered to address GHG emissions.  Please read Part I. Item 1. “Business— Environmental and Occupational Safety and Health Regulation — Air Emissions and Climate Change.”

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

Restrictions in our Credit Facility could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders as well as the value of our common units.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Credit Facility and any future financing agreements could restrict our ability to finance future operations or capital needs or expand or pursue our business, which may, in turn, adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders. For example, our Credit Facility restricts our ability to, among other things:

•	make cash distributions;
•	incur indebtedness;
•	create liens;
•	make investments;
•	engage in transactions with affiliates;
•	make any material change to the nature of our business;
•	enter into material leases;
•	dispose of assets; and
•	merge with another company or sell all or substantially all of our assets.

Furthermore, our Credit Facility contains covenants requiring us to maintain certain financial ratios.

The provisions of our Credit Facility may affect our ability to obtain future financing for and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Facility could result in an event of default which could enable our lenders, subject to the terms and conditions of our Credit Facility, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates under our Credit Facility or future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

As of December 31, 2016, we had no derivatives outstanding. Although we have not historically entered into hedging transactions, from time to time we may use interest rate derivatives to hedge interest obligations on specific debt. In addition, interest rates on future debt offerings could be higher, causing our financing costs to increase accordingly. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels.

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

•

our General Partner determines the amount and timing of any capital expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•

our partnership agreement permits us to distribute up to $12.2 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;

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

Our General Partner has the right, as the initial holder of our incentive distribution rights, at any time when it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our General Partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding common units (including units held by our Sponsor) is required to remove our General Partner. As of December 31, 2016, our Sponsor owns an aggregate of 27% of our common units.

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

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2016, our Sponsor owned 27% of our common units.

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

As of December 31, 2016, we had 19,477,021 common units outstanding.  Sales by holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to our Sponsor.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.  Management has determined that there was a material weakness in internal control over financial reporting related to the revaluation of the earn-out obligation associated with business combinations. Please see Part II, Item 9A. “Controls and Procedures.”  We are actively engaged in developing and implementing a remediation plan designed to address this material weakness.  If remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in several states, each of which imposes income taxes on corporations and other entities. In the future, we may expand our operations. Imposition of such taxes on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us.

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

Because we have a minority interest in Gulf LNG Holdings, without our consent, Gulf LNG Holdings may change their existing business or conduct other businesses in the future in a manner that does not generate qualifying income. If we determine such a change is likely or has occurred, we may elect to hold the LNG Interest in a subsidiary treated as a corporation for federal income tax purposes. In such case, this corporate subsidiary would be subject to corporate-level tax on its taxable income at the applicable federal corporate income tax rate, as well as any applicable state income tax rates. Imposition of a corporate level tax would significantly reduce the anticipated cash available for distribution from the Gulf LNG Holdings assets and operations to us and, in turn, would reduce our cash available for distribution to our unitholders. For a more thorough discussion of the risks related to our minority interest in Gulf LNG, please read “Risks Inherent in Our Business—Our ownership in the LNG Facility represents a minority interest in Gulf LNG Holdings and our rights are limited. A decision could be made at Gulf LNG Holdings without requiring our approval and could have a material adverse effect on the cash distributions we receive from the LNG Interest.”

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.

Even if you do not receive any cash distributions from us, you are required to pay taxes on your share of our taxable income, including your share of income from the cancellation of debt.

As unitholders, you are required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. You may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on your individual tax position with respect to your units. You are encouraged to consult your tax advisors with respect to the consequences of COD income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2016, affiliates of our Sponsor directly and indirectly owned 27% of the total interests in our capital and profits. Therefore, a transfer by affiliates of our Sponsor of all or a portion of their interests in us, along with transfers by other unitholders, could result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

Furthermore, a substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal income tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take in the future. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS, and the outcome of any IRS contest, may materially and adversely impact the market for our common units and the price at which they trade. The costs of any contest by the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our General Partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of our General Partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations are do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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

You will likely be subject to state and local taxes and income tax return filing requirements in states where you do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. We currently own assets and conduct business in several states, each of which currently imposes a personal income tax on individuals, corporations and other entities. You may be required to file state and local income tax returns and pay state and local income taxes in these states. Further, you may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information required to be disclosed in this Item 2. is incorporated herein by reference to Part I, Item 1. “Business—Assets and Operations.”

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal claims arising out of our operations in the normal course of business. It is the opinion of management that the ultimate resolution of our pending litigation matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common units, representing limited partner interests, are traded on the NYSE under the symbol “ARCX.” As of March 6, 2017, there were 19,477,021 common units outstanding held by six unitholders of record. Because many of our common units are held by brokers and other institutions on behalf of unitholders, we are unable to estimate the total number of unitholders represented by these unitholders of record. As of March 6, 2017, our Sponsor held approximately 27% of the common units outstanding.

The following table sets forth the range of high and low sales prices per unit for our common units, as reported by the NYSE, and the quarterly cash distributions on our common units for the indicated periods:

	Price Range
Year ended December 31, 2016:	High	Low	Cash Distributions (1)	Record Date	Payment Date
Fourth Quarter	$15.93	$13.03	$0.4400	February 8, 2017	February 15, 2017
Third Quarter	$16.07	$12.60	$0.4400	November 7, 2016	November 15, 2016
Second Quarter	$13.40	$9.63	$0.4400	August 8, 2016	August 12, 2016
First Quarter	$13.72	$9.45	$0.4400	May 9, 2016	May 13, 2016

	Price Range
Year ended December 31, 2015:	High	Low	Cash Distributions (1)	Record Date	Payment Date
Fourth Quarter	$17.23	$11.32	$0.4400	February 8, 2016	February 12, 2016
Third Quarter	$18.97	$13.16	$0.4400	November 9, 2015	November 13, 2015
Second Quarter	$20.34	$16.81	$0.4250	August 10, 2015	August 14, 2015
First Quarter	$19.82	$16.43	$0.4100	May 11, 2015	May 15, 2015

(1)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a quarter are paid in the following quarter.

Following payment of the cash distribution for the third quarter of 2016, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement.  As a result, on November 16, 2016, the 6,081,081 subordinated units, of which 5,146,264 were owned by our Sponsor, converted into common units on a one-for-one basis.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth our purchases of our common units during the three months ended December 31, 2016.

Purchases of Common Units
Period	Total Number of Common Units Purchased (a)	Aggregate Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Annouced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	—	—	—	—
November 1 - November 30, 2016	43,372	$14.50	—	—
December 1, - December 31, 2016	—	—	—	—
(a)	Represents units withheld to satisfy tax withholding obligations upon settlement of phantom units subject to performance-based vesting that were award under our 2013 Plan.

Cash Distribution Policy

Our partnership agreement provides that our General Partner will make a determination no less frequently than every quarter as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount.

Instead, the board of directors of our General Partner has adopted a cash distribution policy that sets forth our General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we expect to distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.

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

Our partnership agreement generally provides that we will distribute cash each quarter to all unitholders pro rata, until each has received a distribution of $0.4456.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plan as of December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected historical consolidated financial data of the Partnership for each of the last five years. The consolidated financial data presented as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited historical consolidated financial statements. Our financial statements have been prepared in accordance with GAAP. The following table should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (in thousands, except operating data and per unit amounts).

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Third-party customers	$92,342	$70,497	$45,676	$39,662	$13,201
Related parties	13,039	11,292	9,230	8,179	9,663
	105,381	81,789	54,906	47,841	22,864
Expenses:
Operating expenses	33,749	28,973	27,591	19,291	7,266
Selling, general and administrative	12,895	17,891	9,396	7,116	2,283
Selling, general and administrative - affiliate	5,288	4,729	3,990	2,484	2,592
Depreciation	15,704	11,680	7,261	5,836	3,317
Amortization	14,714	10,819	5,427	4,756	624
Loss on revaluation of contingent consideration, net	1,043	-	-	-	-
Long-lived asset impairment	-	-	6,114	-	-
Total expenses	83,393	74,092	59,779	39,483	16,082
Operating income (loss)	21,988	7,697	(4,873)	8,358	6,782
Other income (expense):
Gain on bargain purchase of business	-	-	-	11,777	-
Equity earnings from unconsolidated affiliate	9,852	10,030	9,895	1,307	-
Other income	3	9	17	48	4
Interest expense	(9,811)	(6,873)	(3,706)	(8,639)	(1,320)
Total other income (expenses), net	44	3,166	6,206	4,493	(1,316)
Income (loss) before income taxes	22,032	10,863	1,333	12,851	5,466
Income taxes	124	119	58	20	43
Net income (loss)	21,908	10,744	1,275	12,831	5,423
Net income attributable to non-controlling interests	(6,866)	(4,315)	-	-	-
Net income attributable to preferred units	-	-	-	(1,770)	-
Net income (loss) attributable to partners' capital	$15,042	$6,429	$1,275	$11,061	$5,423

	Year Ended December 31,
	2016	2015	2014	2013	2012
Earnings per limited partner unit:
Common units (basic and diluted) (b)	$0.83	$0.39	$0.05	$0.23	$0.89
Subordinated units (basic and diluted) (b)	$0.47	$0.22	$0.05	$1.56	$0.89
Earnings per limited partner unit, diluted:
Common units	$0.83	$0.39	$0.05	$0.10	$0.89
Subordinated units	$0.47	$0.22	$0.05	$1.56	$0.89
Cash Distributions Declared Per Unit:	$1.7600	$1.7150	$1.6075	$0.2064	N/A
Statement of Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$55,635	$37,432	$23,566	$14,388	$10,010
Investing activities	(32,348)	(273,843)	(7,808)	(167,704)	(13,796)
Financing activities	(24,573)	235,682	(13,613)	156,341	3,267
Other Financial Data:
Adjusted EBITDA (a)	$56,744	$44,076	$30,177	$23,978	$10,862
Distributable Cash Flow (a)	40,058	31,133	$24,131
Maintenance capital expenditures	7,350	6,168	2,522	2,583	917
Expansion capital expenditures	15,357	9,693	5,261	166,678	11,784
Balance Sheet Data (at period end):
Cash and cash equivalents	$4,584	$5,870	$6,599	$4,454	$1,429
Total assets	648,413	648,522	331,588	339,366	131,764
Long-term debt (including current portion)	249,000	226,063	111,063	105,563	30,500
Total liabilities	281,987	263,302	118,522	111,974	34,221
Partners' capital	366,426	385,220	213,066	227,392	97,543
Operating Data:
Storage capacity (bbls)	7,842,600	6,925,100	6,425,100	4,959,100	3,509,100
Throughput (bpd)	158,445	118,244	69,543	70,683	40,942

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

(b)

Following payment of the cash distribution for the third quarter of 2016, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement.  As a result, on November 16, 2016, the 6,081,081 subordinated units, of which 5,146,264 were owned by our Sponsor, converted into common units on a one-for-one basis.

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

Recent Developments

Conversion of Subordinated Units

Following payment of the cash distribution for the third quarter of 2016, the requirements for the conversion of all subordinated units were satisfied under our partnership agreement.  As a result, on November 16, 2016, the 6,081,081 subordinated units, of which 5,146,264 were owned by our Sponsor, converted into common units on a one-for-one basis.

Acquisitions

Pennsylvania Terminals Acquisition

In January 2016, we acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million.  The acquisition, which expanded our operational footprint into the state of Pennsylvania increased our total shell capacity by approximately 12% to 7.7 million barrels across 21 terminals at the time of the acquisition.  In connection with this acquisition, we acquired an option (which must be exercised within a stated period of time) to purchase from Gulf Oil additional land with storage tanks located adjacent to one of the Pennsylvania Terminals for an agreed upon purchase price.  At closing, we also entered into a take-or-pay terminal services agreement with Gulf Oil with an initial two-year term.   We provided throughput and related terminal services to Gulf Oil under the terminal services agreement at the Pennsylvania Terminals, as well as several of our other petroleum products terminals.  We financed the acquisition with a combination of available cash and borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”).  We expect to invest additional capital over the next one to two years to support new customer initiatives at the Pennsylvania Terminals including bringing additional capacity on-line, improving renewable fuel capabilities, improving loading capabilities and other various terminal improvements.

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they intend to vigorously contest the assertions set forth by Eni

USA.  As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. A three-member arbitration panel conducted an arbitration hearing in January, 2017.  We expect the arbitration panel will issue its decision within approximately six months.  Eni USA has indicated that it will continue to pay the amounts claimed to be due pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.  For the year ended December 31, 2016, 17% and 24% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

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

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with ExxonMobil Oil Corporation (“Exxon”), each with an initial three-year term that is currently scheduled to expire in May 2018. While discussions with Exxon are ongoing, contract renewal decisions are not required until August 2017.  If we are unable to renew our agreements with Exxon upon the expiration thereof, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders would be material adversely affected.  If we renew the Exxon agreements on terms that are not similar to the current terms, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders could be materially adversely affected. For the year ended December 31, 2016, Exxon, our largest customer, accounted for 30% and 41% of our Adjusted EBITDA and Distributable Cash Flow, respectively, in each case after removing the non-controlling interest portion related to our co-investor’s ownership interest in Joliet Holdings.  Please read Part I, Item 1A. “Risk Factors—Risks Inherent in Our Business—Our financial results depend on the market fundamentals surrounding the price volatility and supply of and demand for crude oil, petroleum products and chemicals that we store, throughput and transload, among other factors,” and “—Competition from other terminals that are able to supply our customers with comparable logistics and storage capacity at a lower price could adversely affect our business, financial condition, results of operations, and ability to make quarterly distributions to our unitholders.”

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of December 31, 2016, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

•

In the first, second and third quarters of 2015, phantom units were granted under our 2013 Plan and the historical consolidated financial statements do not reflect the impact of this expense in the first and second quarters of 2014.

•

In May 2015, we completed the acquisition (the “JBBR Acquisition”) of Joliet Bulk, Barge and Rail LLC (“JBBR”) and the Joliet terminal commenced commercial operations on May 17, 2015.   The historical consolidated financial statements do not reflect the impact of these revenue and expenses in 2014 and the full year impact in 2015.

•

In July 2015, we completed the acquisition (the “Pawnee Terminal Acquisition”) of the partnership interests of UET Midstream, LLC (“UET Midstream”).  In connection with the Pawnee Terminal Acquisition, we were responsible for completing the remaining construction of the Pawnee terminal, and such remaining construction costs amounted to be approximately $11.0 million.  The construction at the Pawnee terminal was completed in the fourth quarter of 2016.  The historical consolidated financial statements do not reflect the impact of these revenues and expenses in 2014 and the full year impact in 2015.

•	In January 2016, we completed the Pennsylvania Terminals Acquisition. The historical consolidated financial statements do not reflect the impact of these revenue and expenses in 2015 or 2014.

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

Revenues

Our cash flows are primarily generated by fee-based terminalling, storage, throughput and transloading services that we perform under multi-year contracts. A portion of our services agreements are operating under automatic renewal terms that began upon the expiration of the primary contract term. While a portion of our capacity is subject to a one-year commitment, historically these customers have continued to renew or expand their business. As of December 31, 2016, the weighted average term remaining on our customer contracts was approximately two years. Our top fifteen customers by revenue have been customers at our facilities for a weighted average of five years and excluding those customers that are new as a result of the Joliet and Pawnee terminals acquisitions during 2015, a weighted average of nine years. We generate revenues through the following fee-based services to our customers:

•

Storage and Throughput Services Fees. We generate revenues from customers who reserve storage, throughput and transloading capacity at our facilities. Our service agreements typically allow us to charge customers a number of activity fees, including for the receipt, storage, throughput and transloading of crude oil, petroleum products and chemcials. Many of our service agreements contain take-or-pay provisions whereby we generate revenue regardless of customers’ use of the facility.   We characterize our storage and throughput services fees into two categories:

o

Minimum Storage and Throughput Services Fees: Minimum monthly fees charged to our customers for the right to use dedicated storage, throughput, and transloading capacity. Our customers are required to pay these fees irrespective of the use of their contractual capacity. In the event a customer’s monthly activity exceeds its dedicated capacity our service agreements include provisions to charge excess throughput fees. Any handling fees in excess of the minimum storage and throughput services fees are reflected in the excess throughput and handling fees.

o

Excess Throughput and Handling Fees: Fees charged to customers for the use of storage, throughput and transloading capacity used in excess of their minimum reserved storage, throughput and transloading capacity. These fees are charged to our customers based on their actual monthly activity levels.  In addition, our service agreements typically include handling services fees which include additive injection fees, ethanol blending fees, biodiesel blending fees and fees for the receipt and delivery of product through rail, marine or truck infrastructure.

Storage and throughput services fees accounted for approximately 95%, 92% and 86% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

•

Ancillary Services Fees. We generate revenues from ancillary services, such as heating, blending, lab inspection services, sampling and mixing associated with our customers’ activity. The revenues we generate from ancillary services vary based upon customers’ activity levels. In addition, our ancillary services fees also include real property rents (or lease revenue) for the use of dedicated property at various terminal locations.  Ancillary services fees accounted for approximately 5%, 8% and 14% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

We believe that the high percentage of take-or-pay storage and throughput services fees generated from a diverse portfolio of multi-year contracts, coupled with little exposure to commodity price fluctuations, creates stable cash flow and substantially mitigates our exposure to volatility in supply and demand and other market factors.

We also receive cash distributions from the LNG Interest, which is accounted for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of December 31, 2016, the remaining term of each terminal use agreement is approximately 15 years.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Distributable Cash Flow to cash flows from operating activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to partners' capital	$15,042	$6,429	$1,275
Income taxes	124	119	58
Interest expense	9,811	6,873	3,706
Depreciation (a)	13,867	10,486	7,261
Amortization (a)	12,247	9,175	5,427
Long-lived asset impairment	-	-	6,114
One-time non-recurring expenses (b)	646	5,044	451
Non-cash unit-based compensation	4,119	5,488	3,154
Non-cash loss on revaluation of contingent consideration, net (a)(c)	626	-	-
Non-cash deferred rent expense (d)	262	462	2,731
Adjusted EBITDA	$56,744	$44,076	$30,177
Cash interest expense	(8,950)	(6,112)	(3,398)
Cash income taxes	(124)	(119)	(58)
Maintenance capital expenditures	(7,350)	(6,168)	(2,522)
Equity earnings from the LNG Interest	(9,852)	(10,030)	(9,895)
Cash distributions received from the LNG Interest	9,590	9,486	9,827
Distributable Cash Flow	$40,058	$31,133	$24,131
Maintenance capital expenditures	7,350	6,168	2,522
Distributable cash flow attributable to non-controlling interests	11,586	7,153	-
Changes in operating assets and liabilities	(3,135)	(1,772)	(77)
One-time non-recurring expenses (b)	(646)	(5,044)	(451)
Other non-cash adjustments	422	(206)	(2,559)
Net cash provided by operating activities	$55,635	$37,432	$23,566

(a)

The revaluation of contingent consideration, depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

(b)	The one-time non-recurring expenses relate to amounts incurred as due diligence expenses from acquisitions and other infrequent or unusual expenses incurred.
(c)	The non-cash loss on revaluation of contingent consideration is related to the earn-out obligations incurred as a part of the Joliet terminal acquisition.

(d) The non-cash deferred rent expense relates to the accounting treatment for the Portland terminal lease transaction termination fees.

Results of Operations

The following table and discussion is a summary of our results of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except operating data):

	Year Ended December 31,
	2016	2015	2014
Revenues:
Third-party customers	$92,342	$70,497	$45,676
Related parties	13,039	11,292	9,230
	105,381	81,789	54,906
Expenses:
Operating expenses	33,749	28,973	27,591
Selling, general and administrative	12,895	17,891	9,396
Selling, general and administrative - affiliate	5,288	4,729	3,990
Depreciation	15,704	11,680	7,261
Amortization	14,714	10,819	5,427
Loss on revaluation of contingent consideration, net	1,043	-	-
Long-lived asset impairment	-	-	6,114
Total expenses	83,393	74,092	59,779
Operating income	21,988	7,697	(4,873)
Other income (expense):
Equity earnings from unconsolidated affiliate	9,852	10,030	9,895
Other income	3	9	17
Interest expense	(9,811)	(6,873)	(3,706)
Total other income (expenses), net	44	3,166	6,206
Income before income taxes	22,032	10,863	1,333
Income taxes	124	119	58
Net Income	21,908	10,744	1,275
Net income attributable to non-controlling interests	(6,866)	(4,315)	-
Net income attributable to partners' capital	$15,042	$6,429	$1,275
Other Financial Data:
Adjusted EBITDA	$56,744	$44,076	$30,177
Distributable Cash Flow	$40,058	$31,133	$24,131
Operating Data:
Storage capacity (bbls)	7,842,600	6,925,100	6,425,100
Throughput (bpd)	158,445	118,244	69,543
% Take or pay revenue	84%	83%	74%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Storage Capacity. Storage capacity for the year ended December 31, 2016 increased by 0.9 million bbls, or 13%, compared to the year ended December 31, 2015. The increase was due to the storage capacity associated with the Pennsylvania Terminals Acquisition, the completion of a third 100,000 barrel tank at the Pawnee terminal and the completion of three new 500 barrel bio-diesel tanks at our Altoona, Dupont and Mechanicsburg terminals.

Throughput Activity. The following table details the types and amounts of throughput generated during the years ended December 31, 2016 and 2015 (in thousands of barrels per day, except percentages).

	Year Ended December 31,
	2016	2015	Change in bpd	% Change
Asphalts and industrial products	14,297	13,074	1,223	9%
Crude oil	78,442	56,604	21,838	39%
Distillates	21,268	16,919	4,349	26%
Gasoline	44,438	31,647	12,791	40%
Total	158,445	118,244	40,201	34%

Throughput activity for the year ended December 31, 2016 increased by 40.2 mbpd or 34% compared to the year ended December 31, 2015.  The 1.2 mbpd or 9% increase in asphalt and industrial products throughput is related to existing customer activity in the Gulf Coast. The 21.8 mbpd or 39% increase in crude oil throughput is the result of 24.0 mbpd of throughput related to a full year of operations at the Pawnee and Joliet terminals partially offset by 2.2 mbpd of reduced crude oil throughput activity at our Portland terminal. The 4.3 mbpd or 26% increase in distillates throughput is the result of (i) 3.2 mbpd of throughput activity at the newly acquired Pennsylvania Terminals, (ii) 1.9 mbpd related to an existing customer switching its available throughput capacity from crude oil to distillate service, (iii) 1.9 mbpd related to additional customer activity in our Gulf Coast terminals and (iv) 0.6 mbpd of new business at our Norfolk and Madison terminals partially offset by (i) 2.4 mbpd of reduced throughput activity at our Ohio terminals that was related to a customer implementing a storage strategy and (ii) 0.8 mbpd of decreased customer activity at our  Baltimore and Selma terminals. The 12.8 mbpd or 40% increase in gasoline throughput is the result of (i) 6.8 mbpd of throughput activity at the newly acquired Pennsylvania Terminals, (ii) 5.4 mpbd of incremental customer throughput at our Baltimore and Brooklyn terminals, and (iii) 2.1 mbpd related to the execution of new customer agreements or contract amendments at our Cleveland, Norfolk and Toledo terminals partially offset by reduced customer activity of 1.5 mbpd at our Selma and Madison terminals.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2016 and December 31, 2015 (in thousands, except percentages).

	Year Ended December 31,
	2016	2015	$ Change	% Change
Minimum storage & throughput services fees	$87,516	$67,485	$20,031	30%
Excess throughput & handling fees	12,088	8,003	4,085	51%
Total storage & throughput fees	$99,604	$75,488	$24,116	32%
Ancillary services fees	5,777	6,301	(524)	-8%
Total revenues	$105,381	$81,789	$23,592	29%
Revenues for the year ended December 31, 2016 increased by $23.6 million, or 29%, compared to the year ended December 31, 2015. Storage and throughput services fees increased by $24.1 million, or 32%, compared to the year ended December 31, 2015. The minimum storage and throughput services fees increased by $20.0 million, or 30%, due to (i) an increase of $19.6 million related to the full year impact of the agreements acquired in connection with the Joliet and Pawnee terminals, (ii) an increase of $0.6 million related to the new agreements executed in connection with the newly acquired Pennsylvania Terminals, (iii) an increase of $0.3 million related to amendments to existing commercial agreements for our Brooklyn, Mobile-Methanol and Toledo terminals and (iv) an increase of $1.1 million related to new agreements executed at our Baltimore, Blakeley, Chickasaw, Cleveland and Madison terminals partially offset by (i) a decrease of $1.4 million due to changes in contract terms or a reduction in short-term storage capacity under existing commercial agreements for our Mobile and Portland terminals and (ii) a decrease of $0.2 million due to non-renewals by customers at our Norfolk and Selma terminals.

Excess throughput and handling fees increased by $4.1 million, or 51%, due to (i) an increase of $1.4 million due to the acquisition of the Pennsylvania Terminals, (ii) an increase of $0.7 million due to fees associated with our dry bulk operations at the  Joliet terminal, (iii) an increase of $1.0 million related to crude oil and asphalt/industrial products throughput activity at our Blakeley, Mobile, Mobile-Methanol and Pawnee terminals and (iv) an increase of $1.2 million related to contract amendments and new customer agreements to support additional gasoline and distillate throughput at our Baltimore, Brooklyn, Cleveland, Madison, Norfolk and Toledo terminals partially offset by a decrease of $0.3 million related to a decline in throughput activity at our Chickasaw, Portland, Saraland and Selma terminals.

Ancillary services fees decreased by $0.5 million, or 8%, compared to the year ended December 31, 2015. The decrease is related to (i) an increase of $0.7 million associated with heating reimbursement, lab testing fees and other services provided to customers at our Altoona, Baltimore, Chickasaw, Joliet and Mechanicsburg terminals and (ii) an increase of $0.3 million related to new parking agreements with trucking companies at our Brooklyn terminal partially offset by (i) a non-renewal of a lease agreement by a customer in Mobile and (ii) a decrease of $1.5 million associated with reduced ancillary services fees from customers at our Blakeley, Cleveland, Madison, Norfolk, Pawnee, Portland, Saraland, Selma and Spartanburg terminals.

Operating Expenses. Operating expenses for the year ended December 31, 2016 increased by $4.8 million, or 16%, compared to the year ended December 31, 2015. The $4.8 million increase in operating expenses is the result of (i) a $3.5 million increase in operating expenses related to the full year of operating results at our Joliet and Pawnee terminals, (ii) a $1.5 million increase in operating expenses related to the Pennsylvania Terminals Acquisition, (iii) a $0.3 million increase of additive, contract labor and utility expenses due to incremental throughput activity and (iv) a $0.3 million increase in property taxes partially offset by (i) a $0.2 million decrease in payroll due to a realignment and optimization of our workforce and (ii) a $0.5 million decrease in our general maintenance expenses due to some various tank related projects which were completed in 2015.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2016 decreased by $4.4 million, or 20%, compared to the year ended December 31, 2015. The decrease in SG&A expenses was as a result of (i) a $3.7 million decrease in due diligence expenses and (ii) a $1.2 million decrease in professional fees partially offset by a $0.6 million increase in expenses paid to our General Partner.

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2016 increased by $4.0 million, or 34%, compared to the year ended December 31, 2015. The increase is primarily due to the impact of the Pennsylvania Terminals Acquisition, the Joliet and Pawnee terminals acquisitions, the 2015 capital expenditures program which included expansion capital expenditures to upgrade our Brooklyn, Blakeley, Chickasaw, Mobile and Toledo terminals for customer expansion activities and incremental maintenance capital expenditures at our Blakeley, Brooklyn, Chickasaw and Mobile terminals.  Amortization expense for the year ended December 31, 2016 increased by $3.9 million, or 36%, compared to the year ended December 31, 2015, due to intangible assets purchased in the Joliet and Pawnee terminals acquisitions.

Loss on Revaluation of Contingent Consideration.  We recorded a non-cash loss on revaluation of contingent consideration of $1.0 million for the year ended December 31, 2016.  This non-cash loss is related to changes in the estimated fair value of the recorded liability for the contingent consideration associated with our earn-out obligations from our acquisition of the Joliet terminal.  The key inputs in determining fair value of our contingent consideration obligations include discount rates ranging from 7.2% to 8.5% and changes in the estimated amount and timing of future throughput volumes.  Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each reporting period.  The non-cash loss from fair value changes in the contingent consideration obligation in 2016 was primarily changes in discount rates and changes to our estimates of the amount and timing of future throughput volumes.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the year ended December 31, 2016 decreased by $0.2 million, or 2%, compared to the year ended December 31, 2015 due to an increase in general and administrative expenses in 2016 related to the Gulf LNG Holdings ongoing arbitration case with Eni USA.

Interest Expense. Interest expense for the year ended December 31, 2016 increased by $2.9 million, or 43%, compared to the year ended December 31, 2015.  The increase in interest expense is a result of higher outstanding indebtedness during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase in indebtedness was primarily related to amounts drawn from our Credit Facility to partially finance the Pennsylvania Terminals Acquisition and the acquisitions of the Joliet and Pawnee terminals.

Net Income. Net income for the year ended December 31, 2016 increased by $11.2 million, or 104%, compared to the year ended December 31, 2015.   The increase is primarily related to an increase of revenue of $23.6 million attributable to the agreements associated with the Pennsylvania Terminals Acquisition and a full period of operations at the Joliet and Pawnee terminals, amendments to existing customer agreements and the execution of new customer agreements as well as an increase in throughput activity at various of our terminals.  Net income also increased due to a decrease in our SG&A expenses principally attributable to a decrease in our due diligence expenses and a decrease in our professional fees.   The increases in net income were partially offset by an increase in operating expenses of $4.8 million as a result of our 2015 and 2016 acquisitions, an increase in depreciation and amortization of $4.0 million and $3.9 million, respectively, primarily attributable to our 2015 and 2016 acquisitions, a $1.0 million non-cash loss on the revaluation of the contingent consideration associated with the Joliet terminal acquisition and an increase of $2.9 million of interest expense as a result of higher outstanding indebtedness during the year ended December 31, 2016 primarily due to our 2015 and 2016 acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2016 increased by $12.7 million, or 29%, compared to the year ended December 31, 2015. The increase in Adjusted EBITDA for the year ended December 31, 2016 was primarily attributable to increased activity at certain terminals and the contributions of the Pennsylvania Terminals, the Joliet terminal and the Pawnee terminal.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Storage Capacity. Storage capacity for the year ended December 31, 2015 increased by 0.5 million bbls, or 8%, compared to the year ended December 31, 2014. The increase was due to the storage capacity associated with the Joliet and Pawnee terminals acquisitions.

Throughput Activity. The following table details the types and amounts of throughput generated during the years ended December 31, 2015 and 2014 (in thousands of barrels per day, except percentages).

	Year Ended December 31,
	2015	2014	Change in bpd	% Change
Asphalts and industrial products	13,074	10,840	2,234	21%
Crude oil	56,604	9,107	47,497	522%
Distillates	16,919	19,047	(2,128)	-11%
Gasoline	31,647	30,549	1,098	4%
Total	118,244	69,543	48,701	70%

Throughput activity for the year ended December 31, 2015 increased by 48.7 mbpd or 70% compared to the year ended December 31, 2014. The 2.2 mbpd, or 21%, increase in asphalt and industrial products throughput is related to the execution of new customer agreements and increased activity by existing customers at our Blakeley terminal. The 47.5 mbpd increase in crude oil throughput is the result of 53.5 mbpd of throughput associated with the acquisition of the Joliet and Pawnee terminals partially offset by reduced customer activity of 6.0 mbpd at our Blakeley, Portland and Saraland terminals. Distillate throughput declined by 2.1 mbpd or 11% as a result of decreased customer activity of 3.1 mbpd at our Baltimore and Chickasaw terminals partially offset by 0.9 mbpd of additional customer activity at our Mobile and Toledo terminals. Gasoline throughput increased by 1.1 mbpd due to 3.9 mbpd of new customer activity at our Brooklyn and Selma terminals partially offset by 2.7 mbpd of reduced customer activity and customer non-renewals at our Baltimore and Cleveland terminals.

Revenues. The following table details the types and amounts of revenues generated during the years ended December 31, 2015 and 2014 (in thousands, except percentages).

	Year Ended December 31,
	2015	2014	$ Change	% Change
Minimum storage & throughput services fees	$67,485	$39,464	$28,021	71%
Excess throughput & handling fees	8,003	7,879	124	2%
Total storage & throughput fees	$75,488	$47,343	$28,145	59%
Ancillary services fees	6,301	7,563	(1,262)	-17%
Total revenues	$81,789	$54,906	$26,883	49%

Revenues for the year ended December 31, 2015 increased by $26.9 million, or 49%, compared to the year ended December 31, 2014. Storage and throughput services fees increased by $28.1 million, or 59%, compared to the year ended December 31, 2014. Minimum storage and throughput services fees increased by $28.1 million due to (i) an increase of $26.0 million related to the agreements acquired in connection with the acquisitions of the Joliet and Pawnee terminals, (ii) an increase of $4.0 million related to amendments to existing commercial agreements to increase throughput and storage capacity at our Portland and Toledo terminals and (iii) an increase of $0.5 million related to new agreements executed for our Brooklyn, Blakeley and Madison terminals partially offset by (i) a decrease of $1.4 million due to a customer’s decision to not renew its existing agreement or reduce its minimum capacity under contract at our Baltimore, Chickasaw and Cleveland terminals, (ii) a decrease of $1.0 million as we restructured a contract with a customer to eliminate the minimum throughput volumes in exchange for a higher throughput rate structure at our Mobile terminal and (iii) a decrease of $0.1 million related to a reduction in minimum throughput rates on certain customer agreements for our Norfolk, Selma and Spartanburg terminals.

Excess throughput and handling fees for the year ended December 31, 2015 increased by $0.1 million, or 2%, compared to the year ended December 31, 2014. The increase was due to (i) an increase of $0.8 million associated with the acquisition of the Joliet and Pawnee terminals, (ii) an increase of $0.6 million due to the restructuring of a commercial agreement at our Mobile terminal, (iii) an increase of $0.7 million associated with increased commercial activity at our Brooklyn, Mobile, Mobile-Methanol, Norfolk, Selma and Toledo terminals and (iv) an increase of $0.2 million associated with new customer agreements executed for our Brooklyn and Norfolk terminals partially offset by (i) a decrease of $1.5 million associated with reduced crude oil throughput at our Saraland facility as a result of changing marketing conditions, (ii) a decrease of $0.3 million associated with reduced gasoline and distillate throughput by existing customers at our Baltimore, Blakeley, Chickasaw, Cleveland, and Norfolk terminals and (iii) a decrease of $0.4 million due to customer non-renewals for our Baltimore terminal.

Ancillary services fees for the year ended December 31, 2015 decreased by $1.3 million, or 17%, compared to the year ended December 31, 2014. The decrease was related to a decrease of $2.1 million associated with reduced heating reimbursement fees, lab testing fees and other services fees provided to customers at our Baltimore, Chickasaw, Madison, Mobile, Mobile – Methonal, Saraland, Spartanburg and Toledo terminals partially offset by (i) an increase of $0.8 million associated with the acquisition of the Joliet and Pawnee terminals and other services fees provided to customers at our Blakeley, Cleveland, Norfolk and Selma terminals and (ii) an increase of $0.1 million related to new parking agreements with vendors at our Brooklyn terminals.

Operating Expenses. Operating expenses for the year ended December 31, 2015 increased by $1.4 million, or 5%, compared to the year ended December 31, 2014. The $1.4 million increase in operating expenses was driven by an increase in operating expenses of $3.3 million related to the Joliet and Pawnee terminals acquisitions and increased repair and maintenance expense of $0.6 million at our Blakeley, Brooklyn and Cleveland terminals partially offset by reduced utility and contractor expense of $2.2 million at our Chickasaw, Mobile, Portland and Saraland terminals and reduced insurance expense of $0.3 million.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2015 increased by $9.2 million, or 69%, compared to the year ended December 31, 2014. The increase in SG&A expense was related to an increase in employee compensation of $2.7 million related to the implementation of the 2013 Plan in July 2014 and the related grant awards, an increase in professional fees of $3.1 million related to permitting issues at the Blakeley terminal and an increase in audit and tax compliance expenses of $0.3 million, an increase in due diligence expense of $2.5 million, related to the Joliet and Pawnee terminals acquisitions and Pennsylvania Terminals Acquisition and an increase in expenses paid to the General Partner of $0.7 million.

Depreciation and Amortization Expense. Depreciation expense for the year ended December 31, 2015 increased by $4.4 million, or 61%, compared to the year ended December 31, 2014. The increase was primarily due to the impact of the Joliet and Pawnee terminals acquisitions, the 2014 capital expenditures program which included expansion capital expenditures to upgrade our Blakeley, Chickasaw and Cleveland terminals for customer expansion activities and incremental maintenance capital expenditures at our Mobile and Brooklyn terminals.  Amortization expense for the year ended December 31, 2015 increased by $5.4 million, or 99%, compared to the year ended December 31, 2014, due to intangible assets purchased in the Joliet and Pawnee terminals acquisitions.

Long-Lived Asset Impairment. We re-evaluated our Chillicothe terminal during 2014 and based upon the inability to enter into contracts with new or existing customers, we recognized a non-cash impairment loss of approximately $6.1 million as of December 31, 2014.  No impairment losses were recognized during the year ended December 31, 2015.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the year ended December 31, 2015 increased less than $0.1 million, or 1%, compared to the year ended December 31, 2014.

Interest Expense. Interest expense for the year ended December 31, 2015 increased by $3.2 million, or 85%, compared to the year ended December 31, 2014.  The increase in interest expense was a result of higher outstanding indebtedness during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in indebtedness was primarily related to amounts drawn from our Credit Facility to partially finance the Joliet and Pawnee terminals acquisitions.

Net Income. Net income for the year ended December 31, 2015 increased by $9.5 million, compared to the year ended December 31, 2014.   The increase was primarily related to an increase of revenue of $26.9 million attributable to the operating results of our Joliet terminal, which was acquired in May 2015 by us in a joint venture arrangement with an affiliate of GE EFS, and UET Midstream, LLC, which was acquired in July 2015, and a reduction of $6.1 million in long-lived asset impairments recognized by us in 2015.  The increase in net income was partially offset by an increase in SG&A expenses of $9.2 million, related to an increase in unit-based compensation and professional fees, an increase in depreciation and amortization expenses of $4.4 million and $5.4 million, respectively, related to the Joliet and Pawnee terminals acquisitions and an increase in interest expenses of $3.2 million primarily related to amounts drawn from the Credit Facility to partially finance the Joliet and Pawnee terminals acquisitions.

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2015 increased by $13.9 million, or 46%, compared to the year ended December 31, 2014. The increase in Adjusted EBITDA was primarily attributable to the acquisition of the Joliet and Pawnee terminals of $15.7 million, increased contribution from our petroleum products terminals of $0.5 million, increased contribution from our Portland terminal of $1.6 million and increased allocation of net income from our equity interest in Gulf LNG of $0.2 million partially offset by reduced customer activity in the Gulf Coast of $2.9 million and increased SG&A expense of $1.2 million.

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

On February 15, 2017, we paid a quarterly distribution of $0.44 per common unit, which equates to $8.6 million per quarter, or $34.3 million per year, based on the number of common units outstanding as of the record date. Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates. We do not have a legal obligation to pay any distribution.

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughout and deficiency agreement with Exxon, each with an initial three-year term that is currently scheduled to expire in May 2018. While discussions with Exxon are ongoing, contract renewal decisions are not required until August 2017. For more information, please see "—Factors that Impact Our Business--Customers and Competition" discussed above.

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of December 31, 2016, we had borrowings of $249.0 million under the Credit Facility at an interest rate of 3.77%.  During the first and second quarter of 2015, we had a $10.0 million letter of credit outstanding under its letter of credit sub-facility, which was issued to collateralize certain payment obligations in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under our total leverage ratio covenant, as of December 31, 2016, we had $32.0 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $20.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest and the assets of our Joliet terminal (which is owned indirectly by Joliet Holdings, 40% of which is owned by an affiliate of GE EFS). We and each of our existing restricted subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of December 31, 2016, we were in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Facility, termination of the commitments under the Credit Facility and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Credit Facility, we and our subsidiaries have entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the Credit Facility are unconditionally guaranteed by us and each of our existing subsidiaries (other than the borrower and Joliet Holdings and the subsidiaries thereof) and each of our future restricted subsidiaries.

First Amendment to Credit Agreement

In January 2014, in connection with the lease agreement entered into at our Portland terminal, Arc Terminals Holdings, as borrower, together with us and certain of our subsidiaries, as guarantors, entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Lease Agreement relating to the use of the Portland terminal.

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

Fourth Amendment

In June 2016, Arc Terminals Holdings, together us and certain of our other subsidiaries, as guarantors, entered into the fourth amendment to the Credit Facility (the “Fourth Amendment”).  The Fourth Amendment principally modifies certain provisions of the Credit Facility including (i) the circumstances whereby we may increase up to or maintain a total leverage ratio of 5.00 to 1.00 and (ii) the interest rate pricing grid to include an additional pricing tier if the total leverage ratio is greater than or equal to 4.50 to 1.00.

JBBR Acquisition Financing

In May 2015, Joliet Holdings, a joint venture company owned 60% by us and 40% by EFS Midstream Holdings (an affiliate of GE EFS, and, as such, “GE JV Partner”), purchased all of the membership interests in JBBR from CenterPoint Properties Trust (“CenterPoint”) for a base cash purchase price of $216 million.  We financed our approximate $130 million portion of the purchase price with net proceeds from the sale of common units in a private placement and from borrowings under the Credit Facility. Pursuant to the Unit Purchase Agreement (“PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Investors”), we sold in a private placement 4,520,795 common units at a price of $16.59 to the PIPE Investors for proceeds totaling $72.7 million after placement agent commissions and expenses.  In addition, Arc Terminals Holdings borrowed $61.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the JBBR Acquisition.  The issuance of the common units pursuant to the PIPE Purchasers Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

In connection with the JBBR Acquisition, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million, $2.7 million of which has been paid as of December 31, 2016.

Pawnee Terminal Acquisition Financing

In July 2015, we purchased all of the membership interests in UET Midstream for a base purchase price, after taking into account certain estimated adjustments, of $76.6 million.  The purchase price paid at closing consisted of $44.3 million in cash and $32.3 million in unregistered common units of the Partnership. The number of common units issued at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of our common units.  The fair value of those common units on the closing date was $17.30 per unit (based upon the closing price of our common units on the closing date), which results in a further reduction of the purchase price, recognized for accounting purposes, of approximately $2.1 million. In addition, we borrowed $47.0 million under the Credit Facility to partially finance the balance of the purchase price payable by it at the closing of the Pawnee Terminal Acquisition.

Following the closing of the Pawnee Terminal Acquisition, we expended approximately $11.0 million to complete in 2016 the construction of the Pawnee terminal.

Settlements

In August 2015, the City of Mobile, AL filed a complaint against Arc Terminals Holdings, pursuant to which the City of Mobile alleged that Arc Terminals Holdings was storing sulfuric acid at its Blakeley, AL facility without proper zoning approval.  Arc Terminals Holdings consented to an order with the City of Mobile, under which it agreed to cause all of the sulfuric acid of its customer (the “Blakeley Customer”) to be removed from the Blakeley, AL facility in a timely manner.  Following the removal of all sulfuric acid from the Blakeley, AL facility in November 2015, the City of Mobile dismissed its complaint against Arc Terminals Holdings.  The City of Mobile indicated that it intended to fine Arc Terminals Holdings $298 per day for each day that sulfuric acid was stored at its Blakeley, AL facility without the proper zoning approval.  In May 2016, we reached a settlement with the City of Mobile with respect to this fine and donated $100,000 to the City of Mobile fire department for the purchase of fire-related equipment and supplies in full settlement of any fines that could be imposed by the City of Mobile for any such zoning violation.

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and, among other things, to release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through December 31, 2016, we have paid $1.0 million towards our obligations under the settlement agreement.   The terminal services agreement that was terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2016.

Cash Flows

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

A summary of the changes in cash flow data for the years ended December 31, 2016 and 2015 are set forth in the following table (in thousands, except percentages):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$55,635	$37,432	$18,203	49%
Investing activities	(32,348)	(273,843)	241,495	N/M
Financing activities	(24,573)	235,682	(260,255)	N/M

N/M indicates the change is not meaningful.

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. The increase in net cash provided by operating activities was primarily the result of an increase in net income of $11.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  Our operating cash flows for the year ended December 31, 2016 also included an increase in certain non-cash charges relating to depreciation, amortization and a loss on the revaluation of contingent consideration related to the Joliet terminal acquisition of $4.0 million. $3.9 million and $1.0 million, respectively.  These increases were partially offset by a $1.4 million decrease in our unit-based compensation expenses and a $1.4 million decrease in our working capital. The net changes in working capital are primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for maintenance and expansion as well as property and equipment divestitures. Net cash used in investing activities was $32.3 million for the year ended December 31, 2016, of which $8.0 million was used for the Pennsylvania Terminals Acquisition and $24.3 million was used for construction and improvements of our Altoona, Blakeley, Chickasaw, Joliet, Mechanicsburg, Mobile, Pawnee and Portland terminals. Net cash used in investing activities was $273.8 million for the year ended December 31, 2015, of which $260.3 million was used for the Joliet and Pawnee terminals acquisitions, $0.4 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $13.2 million was used for construction and improvements of our Blakeley, Brooklyn, Chickasaw, Madison, Mobile - Methanol, Joliet, Pawnee, Portland and Toledo terminals.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $24.6 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $235.7 million for the year ended December 31, 2015. This $260.3 million increase across periods was primarily attributable to a net decrease in borrowings of

$84.8 million during the year ended December 31, 2016, a decrease in proceeds from equity offerings of $72.0 million, a decrease in contributions by non-controlling interests of $87.0 million, an increase in distributions to unitholders and non-controlling interests of $11.3 million and an increase in repayments under our credit facility of $7.3 million partially offset by a decrease in our deferred financing costs of $2.7 million.

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

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $37.4 million for the year ended December 31, 2015 compared to $23.6 million for the year ended December 31, 2014.  The increase in net cash provided by operating activities was primarily the result of an increase in net income of approximately $9.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Our operating cash flows for the year ended December 31, 2015 also included increases to certain non-cash charges relating to depreciation, amortization and unit-based compensation of $4.4 million, $5.4 million and $2.3 million, respectively.  These increases were partially offset by the decrease in long-lived asset impairments of $6.1 million and a decrease in working capital of $1.7 million.  The net changes in working capital are primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for maintenance and expansion as well as property and equipment divestitures. Net cash used in investing activities was $273.8 million for the year ended December 31, 2015, of which $260.3 million was used for the Joliet and Pawnee terminals acquisitions, $0.4 million was related to the capital calls by Gulf LNG Holdings for its development of a natural gas liquefaction and export terminal at the LNG Facility and $13.2 million was used for construction and improvements of our Blakeley, Brooklyn, Chickasaw, Madison, Mobile - Methanol, Joliet, Pawnee, Portland and Toledo terminals. Net cash used in investing activities was $7.8 million for the year ended December 31, 2014, of which $1.2 million related to the capital calls by Gulf LNG Holdings for its potential development of a natural gas liquefaction and export terminal at the LNG Facility and $6.6 million was used for construction and improvements of our Blakeley, Chickasaw, Cleveland and Mobile terminals.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows provided by financing activities was $235.7 million for the year ended December 31, 2015, compared to net cash used in financing activities of $13.6 million for the year ended December 31, 2014. This $249.3 million increase across periods was primarily attributable to a net increase in borrowings of $109.5 million during the year ended December 31, 2015, an increase in proceeds from equity offerings of $72.0 million and an increase in contributions by non-controlling interests of $87.0 million partially offset by an increase in distributions to unitholders and non-controlling interests of $15.1 million and an increase in deferred financing costs of $2.7 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$249,000	$-	$249,000	$-	$-
Operating lease obligations	17,362	6,354	11,008	-	-
Earn-out obligations	24,256	2,281	4,562	4,562	12,851
Settlement obligations	1,000	500	500	-	-
Total	$291,618	$9,135	$265,070	$4,562	$12,851

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

We incurred maintenance and expansion capital expenditures for the years ended December 31, 2016, 2015 and 2014 as set forth in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
Maintenance capital expenditures	$7,350	$6,168	$2,522
Expansion capital expenditures	15,357	9,693	5,261
Total capital expenditures	$22,707	$15,861	$7,783

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) upgrade fire protection systems; (v) upgrade certain facilities regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (viii) make other general facility repairs as required. Due to the nature of these projects we will incur additional capital expenditures in some years as compared to others. The increase in 2016 as compared to 2015 was due to maintenance to the marine infrastructure at our Chickasaw terminal, which began during the third quarter of 2015, maintenance dredging at our Blakeley terminal, tank inspection and repairs at the Toledo terminal and repairs and maintenance to the salt conveyor at the Joliet terminal, which in each case consist of maintenance projects that do not occur on an annual basis.

The significant increase in 2015 compared to 2014 was due to maintenance dredging at our Gulf Coast terminals, maintenance to the marine infrastructure at our Chickasaw terminal and tank containment maintenance at our Brooklyn terminal, all which had not occurred during the year ended December 31, 2014.

Expansion Capital Expenditures

In 2016, we invested capital to: (i) upgrade our Blakeley terminal in connection with a new long-term customer agreement; (ii) upgrade our Joliet and Portland terminals to support existing customer agreements; (iii) to construct a new tank at our Pawnee terminal to support an existing customer contract; (iv) to upgrade the facilities at our newly acquired Pennsylvania Terminals; and (v) expand the marine infrastructure and capabilities of our Chickasaw terminal.

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

The Partnership has received board approval to deploy approximately $10 million in support of growth projects. The capital may be deployed to fund some or all of the following growth projects: (i) to upgrade tanks and associated infrastructure at the Pennsylvania terminals acquired in January 2016, (ii) to upgrade the Blakeley terminal to support a new, long-term asphalt customer, (iii) to upgrade the Mobile terminal to support a new, long-term fuel oil customer and (iv) to rehabilitate certain tanks for operational readiness for potential future customers. In addition to these projects, we are also evaluating upwards of $40.0 million of projects across a number of terminals. These potential projects include (i) the design, development and construction of a liquids dock at our Joliet terminal with associated pipeline infrastructure, (ii) the design, development and construction of storage tanks and associated truck rack infrastructure to support potential new customers at the Joliet terminal, (iii) new tankage to support storage and throughput opportunities in a number of terminalling markets, (iv) butane blending infrastructure at certain terminals, and (v) upgrades to existing rail infrastructure at certain terminals. The success and outcome of these projects will depend upon a variety of factors, including market conditions, regulatory limitations, customer demand, commercial contract terms and our access to available capital.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements that will affect us, see “Note 2—Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2016.

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

Whether the services have been performed and when title and risk of loss passes to the customer are the factors we take into consideration in deciding whether to recognize revenue. Because these factors are readily determinable and consistently applied throughout our business, we generally have not needed to make significant estimates or assumptions with respect to revenue recognition. Historically, there have been no significant changes in the factors we use to determine revenue recognition. We do not believe there is a reasonable likelihood there will be a material change in the future factors we use to recognize revenue.

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

Using the impairment review methodology described herein, no impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014 except as discussed in “Note 5—Property, Plant and Equipment” in our accompanying consolidated financial statements for the year ended December 31, 2016.

Goodwill. Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We determine the fair value of our single reporting unit by blending two valuation approaches: the income approach and a market value approach.  The inputs included assumptions related to our future performance of and assumptions related to discount rates, long-term growth rates and control premiums. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required.

Contingent Consideration. We record an estimate of the fair value of contingent consideration, related to the earn-out obligations to CenterPoint as a part of the Joliet terminal acquisition.  On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings.  Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity at the Joliet terminal.  The assumptions used in estimating fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of our contingent consideration obligations of $18.0 million and $18.8 million at December 31, 2016 and 2015, respectively, include discount rates ranging from 7.2% to 8.5% and changes in the assumed timing and amounts of future throughput which affects the timing and amount of future earn-out payments.

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

Environmental and Other Contingent Liabilities. Environmental costs are expensed if they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Environmental liabilities are recorded when site restoration, environmental remediation, cleanup or other obligations are either known or considered probable and can be reasonably estimated. Using this methodology, at December 31, 2016 and 2015, we had no accruals for environmental liabilities. Accruals for contingent liabilities are recorded when our assessment indicates that it is probable that a liability has been incurred and the amount of liability can be reasonably estimated. Our estimates for environmental and contingent liability accruals are determined after analysis of each matter and are subject to adjustment as new information becomes available or circumstances change. When evaluating the economic implications of our environmental and contingent liabilities, management’s judgement is required in both the assessment of the likelihood and in the determination of a range of potential losses.  Revisions in the estimates of the potential liabilities could have a material impact on our results of operations or financial condition.  Presently, there have not been any events for which we would be required to make assumptions with regard to environmental and contingent liabilities.

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

Interest Rate Risk

We will have exposure to changes in interest rates on our indebtedness. At December 31, 2016, we had $249.0 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness for the year ended December 31, 2016 was 3.65% per annum. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $2.4 million increase in interest expense for the year ended December 31, 2016, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation and the existence of a material weakness in our internal control over financial reporting (discussed below), our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  During its assessment, management identified a material weakness in internal control over financial reporting related to the revaluation of the earn-out obligation associated with business combinations. Specifically, we did not properly design and maintain controls to revalue, either on a quarterly or annual basis, the fair value of such earn-out obligation and record the related gain or loss in the fair value as an adjustment to earnings, as applicable. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency resulted in a cumulative increase in the recorded liability amount and a corresponding non-cash loss of approximately $1.0 million for the year ended December 31, 2016.  This control deficiency also resulted in the revision of the interim financial statements for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016.  Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the Partnership’s annual or interim consolidated financial statements that would not be prevented or detected.  Based on management’s assessment using the above-mentioned criteria, management has determined that we did not maintain effective internal control over financial reporting as of December 31, 2016.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has commenced evaluating and implementing remediation procedures to address this material weakness in internal control over financial reporting concerning the valuation of the earn-out liability, including implementing new controls designed to ensure that we perform a qualitative and quantitative analysis of such liability at each reporting period.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors of our General Partner

The following table shows information for the executive officers, certain significant employees and directors of our General Partner, as of March 6, 2017. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors of our General Partner. There are no family relationships among any of our directors, executive officers or certain significant employees. Some of our directors and our executive officers also serve as executive officers or directors of our Sponsor.

Name	Age (as of March 6, 2017)	Position with our General Partner
Vincent T. Cubbage	52	Chief Executive Officer, Chairman and Director
Michael H. Hart	53	Executive Vice President–Corporate Development
John S. Blanchard	45	Senior Vice President, President–Arc Terminals
Bradley K. Oswald	34	Senior Vice President, Chief Financial Officer and Treasurer
Steven C. Schnitzer	54	Senior Vice President, General Counsel and Secretary
Darrell Brock, Jr. *	51	Vice President, Business Development
Dennis Courtney *	49	Vice President, Business Development
Stephen J. Pilatzke	38	Vice President, Chief Accounting Officer
Jeffrey R. Armstrong	47	Director
Daniel R. Castagnola	50	Director
Edward P. Russell	53	Director
Eric J. Scheyer	52	Director
Sidney L. Tassin	60	Director
Gary G. White	67	Director
Barry L. Zubrow	64	Director

* Messrs. Brock and Courtney are officers of our general partner but not “executive officers” within the meaning of the Exchange Act.

Set forth below is a description of the backgrounds of our executive officers, certain significant employees and directors.

Vincent T. Cubbage. Mr. Cubbage has served as Chief Executive Officer, Chairman and a Director of our General Partner since October 2013. He has served as the Chief Executive Officer of, and held an ownership interest in, Lightfoot Capital Partners GP LLC since it was formed in 2006. Prior to founding Lightfoot Capital Partners GP LLC, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an MBA from the American Graduate School of International Management and a BA from Eastern Washington University.

Mr. Cubbage brings valuable expertise to the board of directors due to his extensive executive experience at the highest levels, including more than ten years of experience as the chief executive officer of our Sponsor and more than 23 years of transactional experience in the energy industry.

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

John S. Blanchard. Mr. Blanchard has served as Senior Vice President of our General Partner since March 2014, Vice President, President—Arc Terminals since October 2013 and as President of Arc Terminals LP, predecessor to Arc Logistics, since 2009. He has served as Vice President of Lightfoot Capital Partners GP LLC since 2011 after beginning as an Associate in 2007. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Blanchard was a Senior Associate with vFinance, Inc., a New York boutique investment banking firm, responsible for leading the execution of financial diligence, business valuation, market analysis, mergers and acquisitions, and capital raising assignments, from 2002 to 2007. Prior to vFinance, Inc., Mr. Blanchard worked as a Project Manager in the environmental engineering field for Day Environmental, Inc. from 1997 to 2002. During this time, he led teams of technicians and field personnel in implementing field investigations, subsurface studies, site remediation, and geologic analysis on projects throughout the northeastern United States. Mr. Blanchard received an MBA from the University of Rochester William E. Simon Graduate School of Business Administration, an MS in Hydrogeology from Clemson University and a BS from SUNY Buffalo.

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

Darrell Brock, Jr. Mr. Brock was promoted in July 2014 to the position of Vice President – Business Development for our General Partner with a focus on North American crude oil markets. Prior to that, Mr. Brock served as a consultant to our General Partner and Lightfoot Capital Partners GP LLC since 2010, with a similar focus on crude oil markets and logistics. Prior to joining Arc Logistics, Mr. Brock was a Managing Partner from 2009 to 2014 at The Cumberland Group, a Washington, D.C. based government relations firm specializing in national energy policy.  From 2007 to 2009, Mr. Brock was President and Chief Executive Officer of DTX Midstream, a Houston area based midstream company. Mr. Brock previously served as Commissioner of the Kentucky Governor’s Office of Development from 2003 to 2005, where he oversaw state infrastructure and development. During this time, he also served as Senior Policy Advisor to the Governor on a range of issues including energy.  Previously, Mr. Brock was employed with the Toyota Group Company and Johnson Controls, where he was responsible for various business development endeavors and global government relations. Mr. Brock received an MBA from Eastern Kentucky University and a BBA in accounting from Eastern Kentucky University.

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

Gary G. White. Mr. White has served as a Director of our General Partner since October 2014. From January 16, 2016 to the present, Mr. White serves as Principal of JRW, LLC, a consulting company providing consulting services for management, transactional and governmental relationships.  Effective January 1, 2015, Mr. White was appointed Interim President of Marshall University by its Board of Governors and served in that capacity until January 1, 2016. Mr. White has served as an officer of Blackhawk Mining, LLC, a privately held coal mining company which owns and operates certain of the coal mining assets acquired from James River Coal Company in August 2014, since October 2014.  Prior to joining Blackhawk Mining, LLC, Mr. White was employed by James River Coal Company from April 2011 to September 2014.  While at James River Coal Company, Mr. White assisted senior management in connection with mergers and acquisitions and the sale of non-core assets, government and lessor relations, and regulatory affairs, and also served as President of International Resources, LLC and President and Chief Operating Officer of each of International Resources Holdings I, LLC, International Resources Holdings II, LLC, IRP WV Corp. and International Resource Partners LP, all of which were subsidiaries of James River Coal Company.    From June 2007 to April 2011, Mr. White served as President and Chief Operating Officer of IRP Administrative Services, LLC, an affiliate of our sponsor, Lightfoot Capital Partners, LP, where he was responsible for overseeing the operations and growth of International Resource Partners LP and its operating subsidiaries prior to the sale of International Resource Partners LP and such subsidiaries to James River Coal Company in April 2011.  Mr. White has also served as Chairman of the Board of the West Virginia Coal Association and is a member of the Board of Directors of United Bankshares, Inc. He is also a former member and Chairman of the Marshall University Board of Governors.  Mr. White also served as Transition Director for former West Virginia Governor, Cecil Underwood, and he has been inducted to the Business Hall of Fame by both Marshall and West Virginia Universities.  In both 2006 and 2008, Mr. White was named one of the most influential business individuals in West Virginia by The West Virginia Executive Magazine. Mr. White received his BA degree from Marshall University.

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

Committees of the Board of Directors

The board of directors of our General Partner has a standing audit committee.  In April 2016, the board of directors formed a standing conflicts committe. The audit committee has a written charter approved by the board of directors of our General Partner. The written charter is available on our web site at www.arcxlp.com under the “Corporate Governance” section.  The current members of the audit committee and the conflicts committee of the board and a brief description of the functions performed by each committee, are set forth below.

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

Compensation Committee

Although not required by NYSE rules, in July 2014, the board of directors formed a compensation committee, which was dissolved as of March 2015.  During its existence, all of its members meet the independence standards established by the NYSE. Prior to its dissolution, the members of the compensation committee were Messrs. Armstrong (chairman) and Tassin.

Prior to its dissolution, the compensation committee reviewed and made recommendations to the board of directors regarding certain compensation matters for the executive officers and administered our equity compensation plans for officers and key employees.  The functions previously undertaken by the compensation committee are now handled by our board of directors.

Conflicts Committee

At least one independent member of the board of directors of our General Partner will serve on a conflicts committee, as necessary, to review specific matters that the board of directors believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the Partnership. The members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, including our Sponsor, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders. In April 2016, our board of directors formed a standing conflicts committee which is currently comprised of Messrs. Tassin, Armstrong and White.  Mr. Tassin serves as the Chair of the conflicts committee.

Executive Sessions of Non-Management Directors

The board of directors of our General Partner holds regular executive sessions in which the non-management directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, there may be an executive session including only independent directors, and at least one executive session of independent directors was held for the year ended December 31, 2016. The board of directors of our General Partner has selected Sidney L. Tassin, the Chairman of the Audit Committee, and, in his absence, any other independent director selected by a majority of the directors present at such meeting, to serve as the lead director to preside at these meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 or Form 5 with the SEC. Based solely on our review of the reporting forms and written representations provided to us from the individuals required to file reports, we believe that all filings by such persons, were made on a timely basis during the fiscal year ended December 31, 2016.

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

Meridian Compensation Partners, LLC, an independent compensation consultant, has been periodically engaged to provide compensation consulting services and benchmarking information to the executive management of the Partnership.  This information may also be provided to the board of directors of our General Partner, from time to time, in making certain compensation decisions.

As we are currently considered an emerging growth company under the JOBS Act, the compensation-related sections of this document are intended to comply with the reduced compensation disclosure requirements applicable to emerging growth companies.

In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further our reporting obligations extend only to our Chief Executive Officer and our two most highly compensated executive officers (other than our Chief Executive Officer) determined by reference to total compensation for 2016 as reported in the Summary Compensation Table below (our “Named Executive Officers”).

Summary Compensation Table

The following table summarizes the total compensation for our Named Executive Officers for services rendered to us during the fiscal years ended December 31, 2016 and 2015. Further, other than with respect to equity incentive awards granted to our Named Executive Officers under the 2013 Plan for which we bear the entire cost, the amounts reported in the table below reflect only the compensation reimbursable by us to our Sponsor under the services agreement with respect to our Named Executive Officers for the periods presented. Accordingly, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to the Sponsor and its affiliates, including us and our General Partner. The amounts reported in the table are intended only to represent the compensation received by our Named Executive Officers during the stated period for services rendered to us.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Unit Awards (2)	All Other Compensation (3)	Total
Vincent T. Cubbage	2016	$330,980	$311,492	$175,950	$7,855	$826,277
Chief Executive Officer, Chairman and Director	2015	$330,966	$370,500	$200,425	$7,706	$909,597
Bradley K. Oswald	2016	$185,297	$240,825	$117,300	$7,855	$551,277
Senior Vice President, Chief Financial Officer and Treasurer	2015	$185,250	$277,875	$40,077	$7,706	$510,908
John S. Blanchard	2016	$185,305	$240,825	$117,300	$7,855	$551,285
Senior Vice President, President - Arc Terminals	2015	$185,250	$248,235	$40,077	$7,706	$481,268

(1)	Represents the portion of the base salary or bonus paid to our Named Executive Officers by our Sponsor that was reimbursable by us under the services agreement for fiscal years 2016 and 2015.

(2)

Represents the aggregate grant date fair value of the phantom unit awards subject to time-based vesting granted to our Named Executive Officers under the 2013 Plan in fiscal years 2016 and 2015. See the section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” for further details.

(3)	Reflects the portion of the 401(k) matching contributions made on behalf of our Named Executive Officers that was reimbursable by us under the services agreement for fiscal years 2016 and 2015.

Narrative Disclosure to Summary Compensation Table

Phantom Unit Awards

In March 2016 and March 2015, the board of directors of our General Partner authorized the grant of phantom unit awards (collectively, the “Employee 2016/2015 Awards”) pursuant to phantom unit award agreements (each, a “Phantom Unit Agreement”) under the 2013 Plan to our executive officers (among others), including to our Named Executive Officers.  The Employee 2016 /2015 Awards are subject to time-based vesting, with each such award vesting in three equal annual installments over a three-year period starting from the date of grant.

Upon vesting of the Employee 2016/2015 Awards, phantom units will be settled in our common units, except that an award of less than 1,000 phantom units will be settled in cash. The Employee 2016/2015 Awards also confer upon our Named Executive Officers the right to receive distribution equivalent rights, which entitle each Named Executive Officer to receive distributions on any phantom units granted that are equivalent to the distributions paid on our common units until such time as our Named Executive Officer’s phantom units vest, are forfeited, or expire.

All unvested phantom units granted in connection with the Employee 2016/2015 Awards will immediately become vested (i) upon the occurrence of the Change of Control (as defined in the 2013 Plan) (or, in the case of the phantom unit awards granted in March 2016 to the employees (the “Employee 2016 Awards”), upon the occurrence of a Change of Control that is coupled with a separation of employment where separation occurs with “cause” or by the employee for “good reason”) or (ii) upon a Named

Executive Officer’s termination of employment with the General Partner, the Partnership and its affiliates (the “Partnership Entities”) prior to and in connection with such Change of Control (subject to consummation of the Change of Control). Upon a Named Executive Officer’s termination of employment with the Partnership Entities due to death or Disability (as defined in the 2013 Plan), all unvested phantom units granted to such person in connection with the Employee 2016/ 2015 Awards immediately become vested as of the date of such termination. In the event of a Named Executive Officer’s termination for any other reason, all unvested phantom units granted to such person in connection with the Employee 2016/2015 Awards become null and void as of the date of such termination; provided, however, that the Committee (as defined under the 2013 Plan), in its sole discretion, may elect to vest all or any portion of such unvested phantom units or allow such phantom units to remain outstanding and continue to vest according to the vesting schedule specified in the applicable Phantom Unit Agreement or pursuant to such other terms and conditions established by the Committee.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unvested phantom units held by each Named Executive Officer as of December 31, 2016.

	Unit Awards
Name and Principal Position	Number of Units that Have Not Vested (1)	Market Value of Units that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (2)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (3)
Vincent T. Cubbage Chief Executive Officer, Chairman and Director	21,985	$350,221	168,750	$2,688,188
Bradley K. Oswald Senior Vice President, Chief Financial Officer and Treasurer	11,397	$181,554	75,000	$1,194,750
John S. Blanchard Senior Vice President, President - Arc Terminals	11,397	$181,554	75,000	$1,194,750

(1)

Reflects the unvested number of phantom unit awards subject to time-based vesting granted to our Named Executive Officers during the years ended December 31, 2016 and 2015. Each unvested phantom unit vests in three equal annual installments over a three-year period starting from the date of grant. See section titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” for further details.

(2)

The number of phantom units reported is based upon the remaining number of units that could become vested and settled in connection with the award of phantom units in July 2014 assuming achievement of the performance goals applicable to the vesting of the total remaining number of unvested phantom units subject to each July 2014 award.  Twenty-five percent of the original number of phantom units awarded to our Named Executive Officers in July 2014 vested in November 2016 following the end of the Subordination Period (as defined in our limited partnership agreement).  The three remaining 25% installments of the aggregate of the original July 2014 awards vest based on the date on which we have paid, for three consecutive quarters, distributions to our common unitholders at or above a stated level, with (a) 25% of the original award (or one-third of the unvested units reported above) vesting after distributions are paid at or above $0.4457 per unit, (b) 25% of the original award (or one-third of the unvested units reported above) vesting after distributions are paid at or above $0.4845 per unit, and (c) the last 25% of the original award (or one-third of the unvested units reported above) vesting after distributions are paid at or above $0.5814 per unit.

(3)

The market value of the unvested or unearned phantom units was calculated based on a price of $15.93 per unit, the closing price of our common units on December 30, 2016 (the last trading day of 2016).

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

Potential Payments upon Termination or Change in Control

In May 2016, our General Partner adopted a form of Change of Control Agreement (the “COC Agreement”) in order to recognize and encourage the continuation of valuable services to our General Partner, us and our subsidiaries provided by certain key personnel, including persons employed by an affiliate that controls our General Partner, and has entered into a COC Agreement with each of our Named Executive Officers.

Under the COC Agreement, if a Named Executive Officer’s employment with the Partnership Entities is terminated (A) during the two-year period following a Change of Control either (i) without “Cause” (as defined in the COC Agreement), (ii) by the Named Executive Officer for “Good Reason” (as defined in the COC Agreement) or (iii) due to the Named Executive Officer’s death or “Disability” (as defined in the COC Agreement) provided such death or disability occurs while the Name Executive Officer is fulfilling his duties to the Partnership Entities or (B) during the six-month period preceding the Change of Control without Cause provided such termination is in connection with or in anticipation of the Change of Control, such Named Executive Officer will be entitled to certain severance payments and benefits. The severance payments and benefits generally consist of a lump sum cash payment, payable on the 60th day following the date of separation (or on the 60th day following a Change of Control if the termination occurs without Cause in the six-month period preceding, and in connection with or in anticipation of, the Change of Control), in an amount equal to the sum of (1) any payments or obligations accrued by the Named Executive Officer from the first day of the calendar year through the date of separation; (2) a pro-rata portion of the greater of the Named Executive Officer’s (a) target annual cash bonus for the year in which the date of separation occurs and (b) the total dollar amount of the annual bonus earned by the Named Executive Officer for the calendar year immediately prior to the calendar year in which the date of separation occurs (which amount shall include the dollar value of any equity-based interests, including derivate equity interests, awarded to the Named Executive Officer as part of such annual bonus); (3) the product of two (2) times the sum of the Named Executive Officer’s (a) annualized base salary and (b) target annual cash bonus for the calendar year in which the date of separation occurs (or, with respect to (b) in the event that no target annual cash bonus has been set, the Named Executive Officer’s target annual cash bonus established for the calendar year of 2016); and (4) an additional lump sum of $40,000.  In the case of the COC Agreements applicable to recipients thereof other than the Named Executive Officers, the multiplier applied to the sum of such recipient’s annualized base salary and target annual cash bonus (or, in certain circumstances, actual cash bonus in the year immediately preceding the year of separation) as described in clause (3) of the immediately preceding sentence varies between one (1), one and a half (1.5) and two (2), as selected by our Board. Payments under a COC Agreement are subject to, and conditioned on, the COC Agreement recipient executing and not revoking a release of claims in our General Partner’s customary form following the date of separation.

Other than the phantom unit awards and the severance payments and other benefits payable pursuit to a COC Agreement, we do not currently have in place any other arrangements with any of our Named Executive Officers that would provide payments or benefits to such individuals upon termination of their service relationship with us or upon the occurrence of a change in control of us or our General Partner. For a discussion of the termination and change in control provisions applicable to the phantom unit awards, please see the section above titled “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards.”

Director Compensation

Officers or employees of our General Partner or our Sponsor or its owners or any designees of the foregoing, who also serve as directors of our General Partner, do not receive additional compensation for such service. The table below sets forth the compensation of the non-employee directors of our General Partner for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Unit Awards (2)	Total
Jeffrey R. Armstrong	$27,000	—	$27,000
Daniel R. Castagnola (1)	—	—	—
Edward P. Russell (1)	—	—	—
Eric J. Scheyer (1)	—	—	—
Sidney L. Tassin	$48,000	—	$48,000
Gary G. White	$38,000	—	$38,000
Barry L. Zubrow (1)	—	—	—
1)	Messrs. Castagnola, Russell, Scheyer and Zubrow are designees of our Sponsor and therefore do not receive additional compensation for their services as directors of our General Partner.
2)

None of the non-employee directors of our General Partner were granted unit awards during fiscal year 2016. As of December 31, 2016, each remaining non-employee director, other than Mr. Castagnola, held 6,667 outstanding unvested phantom units.

Narrative Disclosure to Director Compensation Table

Non-employee directors of our General Partner who are independent generally receive an annual cash retainer in the amount of $20,000, and the chair of the audit committee of our General Partner’s board of directors receives an additional annual cash retainer in the amount of $5,000. The members of our conflicts committee are compensated for their services in amounts determined on a case-by-case basis as and when transactions or matters are submitted to such committee for evaluation.  Further, for each meeting of our General Partner’s board of directors that a non-employee independent director attends, such non-employee independent director will receive $1,000.

Non-employee directors will be reimbursed for all out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Phantom Unit Awards

The phantom unit awards made to non-employee directors of our General Partner during fiscal years prior to 2016 (the “Director Awards”) were each made pursuant to a phantom unit award agreement under the 2013 Plan (the “Director Award Agreement”) and provide for time-based vesting in three equal annual installments over a three-year period beginning on the date of grant. Upon vesting, phantom units will be settled in our common units. The Director Awards confer upon the non-employee directors the right to receive distribution equivalent rights, which entitle each non-employee director to receive distributions on the phantom units equivalent to the distributions paid on our common units until such time as the non-employee director’s phantom units vest, are forfeited, or expire.

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

The following table sets forth the beneficial ownership of our common units as of March 6, 2017 held by our General Partner, by each person known by us to own more than 5% of such units, by each director and Named Executive Officer of our General Partner, and by all directors and executive officers of our General Partner as a group. Unless otherwise noted, (i) the address for each beneficial owner listed below is 725 Fifth Avenue, 19th Floor, New York, NY 10022 and (ii) the persons named in the table have sole voting and investment power with respect to all units beneficially owned by them.

Name of Beneficial Owner, Named Executive Officer and Director	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Arc Logistics GP LLC	—	—%
Lightfoot (1)	5,242,775	26.9%
Center Terminal Company-Cleveland (2)	1,088,076	5.6%
Kayne Anderson Capital Advisors, L.P. (3)	3,057,418	15.7%
Oppenheimer SteelPath MLP Income Fund (4)	1,921,970	9.9%
United Energy Trading, LLC (5)	659,247	3.4%
Goldman Sachs Asset Management, L.P. (6)	686,999	3.5%
Vincent T. Cubbage (7)	62,528	*
John S. Blanchard (8)	16,165	*
Bradley K. Oswald (8)	15,316	*
Jeffrey R. Armstrong (8)	13,333	*
Daniel R. Castagnola	-	—%
Edward P. Russell (8)	13,333	*
Eric J. Scheyer (8)	13,333	*
Sidney L. Tassin (8)	13,333	*
Gary G. White (8)	13,333	*
Barry L. Zubrow (8)	13,333	*
All named executive officers and directors as a group (10 persons)	174,007	*

*	Less than 1%

(1)

Voting and investment determinations with regard to securities held by Lightfoot Capital Partners, LP are made by its general partner, Lightfoot Capital Partners GP LLC, through its board of managers consisting of Jonathan Cohen, Vincent Cubbage, Eric Scheyer, Joshua Tarnow, Daniel Castagnola and Alec Litowitz.

(2)

Based solely on Schedule 13G/A filed with the SEC on February 13, 2017.  The address for Center Terminal Company-Cleveland is 600 Mason Ridge Center Drive, 2nd Floor, St. Louis, Missouri 63141. Center Terminal Company-Cleveland, G.P.& W., Inc. and Karman D. Parker have shared voting power and shared dispositive power with respect to the reported units shown above.

(3)

Based solely on Schedule 13G/A filed with the SEC on January 10, 2017. The address for Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067. Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and shared dispositive power with respect to the reported units shown above.

(4)

Based solely on Schedule 13G/A filed with the SEC on January 26, 2017. OppenheimerFunds, Inc. is an investment adviser to Oppenheimer SteelPath MLP Income Fund. The address for Oppenheimer SteelPath MLP Income Fund is 6803 S. Tucson Way, Centennial, CO 80112. OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund have shared voting power and shared dispositive power with respect to the reported units shown above.

(5)   Based solely on Schedule 13G filed with the SEC on January 27, 2017. The address for United Energy Trading, LLC is 919 South 7th Street, Suite 405, Bismarck, ND 58504.

(6)

Based solely on Schedule 13G/A filed with the SEC on February 2, 2017.  The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, NY 10282.  Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC have shared voting power and shared dispositive power with respect to reported units shown above.

(7) Vincent Cubbage may be deemed to be the beneficial owner of 30,680 common units of the Partnership that are held by Lightfoot Capital Partners, LP by virtue of his ownership interests in the general partner of Lightfoot Capital Partners, LP.  In addition, Vincent Cubbage has received 31,848 common units that have vested as part of the 2013 Plan.

(8)  Represents the vested common units as a part of the 2013 Plan.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to equity compensation plans under which our common units are authorized for issuance.

	(a)		(b)	(c)
	Number of Units to be Issued Upon Exercise of Outstanding Unit Options and Rights		Weighted Average Exercise Price Of Outstanding Unit Options and Rights	Number of Units Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by unitholders:	—		—	—
Equity compensation plans not approved by unitholders:
Amend and Restated Long Term Incentive Plan (1)	804,818	(2)	—	863,732
Total	804,818		—	863,732

1)

The 2013 Plan was adopted by our General Partner in November 2013 prior to and in connection with our IPO and, therefore, did not require approval by our unitholders. The 2013 Plan was amended and restated by the board of directors of our General Partner on March 9, 2016.  The 2013 Plan contemplates the issuance or delivery of up to 2,000,000 common units to satisfy awards under the 2013 Plan. The material features of the 2013 Plan are described in “Note 10—Equity Plans—2013 Long-Term Incentive Plan” to our accompanying consolidated financial statements for the fiscal year ended December 31, 2016.

2)

Represents the aggregate number of phantom units granted to certain executive officers, employees and non-employee directors under the 2013 Plan assuming vesting of 100% of the phantom units, which represents the maximum possible. There were no other types of equity awards outstanding under the 2013 Plan as of December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2016, our Sponsor owned 5,242,775 common units representing a 27% limited partner interest in us. Our Sponsor also owns and controls our General Partner. Our Sponsor also appoints all of the directors of our General Partner, which maintains a non-economic general partner interest in us and owns the incentive distribution rights.

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

Operational Stage

Cash available for distribution to our General Partner and its affiliates. We generally make cash distributions 100% to our unitholders, including affiliates of our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. For the year ended December 31, 2016, we paid our Sponsor $9.2 million in cash distributions on its units.

Payments to our General Partner and its affiliates. Our General Partner does not receive a management fee or other compensation for its management of our Partnership, but we reimburse our General Partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our partnership agreement provides that our General Partner will determine the expenses that are allocable to us. For the years ended December 31, 2016 and 2015, we paid our General Partner $5.3 million and $4.7 million, respectively, pursuant to the partnership agreement.

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

Other Transactions with Related Persons

Storage and Throughput Agreements with Center Oil

During 2007, we acquired seven terminals from Center Oil for $35.0 million in cash and 750,000 subordinated units. In connection with this purchase, we entered into a storage and throughput agreement with Center Oil whereby we provide storage and throughput services for various petroleum products to Center Oil at the terminals acquired by us in return for a fixed per barrel fee for each outbound barrel of Center Oil product shipped or committed to be shipped. The throughput fee is calculated and due monthly based on the terms and conditions as set forth in the storage and throughput agreement. In addition to the monthly throughput fee, Center Oil is required to pay us a fixed per barrel fee for any additives added into Center Oil’s product.

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

Throughput Agreements with UET

In July 2015, we acquired UET Midstream for $76.6 million (after taking into account certain adjustments), consisting of $44.3 million in cash and $32.3 million in common units.  The cash portion was financed with borrowings under the Credit Facility. The number of common units issued at the closing was based upon an issuance price of $18.50 per unit, which resulted in the issuance at closing of 1,745,669 common units.   In connection with such acquisition, we acquired two terminalling services agreements with United Energy Trading (“UET” and, each terminalling services agreement, a “UET Throughput Agreement”).  Each UET Throughput Agreement requires UET Midstream to make available to UET a minimum volume of throughput capacity on a monthly basis at the Pawnee Terminal in exchange for payment by UET of a fixed, per barrel monthly fee for such capacity regardless of whether UET utilizes any or all such throughput capacity, in each case subject to certain exceptions.  The minimum monthly contract throughput capacity increases each year during the initial five-year term under one of the UET Throughput Agreements. The approximately five-year initial term of each UET Throughput Agreement (which expire in May 2020) will automatically extend under certain circumstances.  Each UET Throughput Agreement requires UET to deliver crude oil that meets certain specifications and to pay certain other fees, including fees for the use of excess throughput capacity and certain other ancillary services.  The UET Throughput Agreements contain certain other customary insurance, indemnification, default and termination provisions, including the right of a party to terminate the applicable UET Throughput Agreement following an event of default and the expiration of all applicable cure periods.

The total revenues associated with the storage and throughput agreements for Center Oil, UET and Gulf Coast Asphalt Company (“GCAC”) (for periods prior to 2016) and reflected in the “Revenues – Related parties” line on the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Center Oil	$6,025	$6,777	$7,382
UET (a)	7,014	2,702	N/A
GCAC (b)	N/A	1,813	1,848
Total	$13,039	$11,292	$9,230
(a)	UET did not become a related party until the acquisition of the Pawnee terminal.
(b)	GCAC is no longer considered a related party.

The total receivables associated with the storage and throughput agreements for Center Oil, UET and GCAC (for periods prior to 2016) and reflected in the “Due from related parties” line on the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2016	2015
Center Oil	$676	$564
UET	645	528
GCAC (a)	N/A	440
Total	$1,321	$1,532
(a)	GCAC is no longer considered a related party.

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

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon at the Portland Terminal.  As of December 31, 2016, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the years ended December 31, 2016, 2015 and 2014 the expense associated with the Lease Agreement was $6.4 million, $6.4 million and $6.5 million, respectively.  During the years ended December 31, 2016, 2015 and 2014 there was no variable rent associated with the Lease Agreement.

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

Joint Venture Arrangement Relating to Joliet Terminal

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

Master Services Agreement

In connection with the JBBR Acquisition, Arc Terminals Holdings, our wholly owned subsidiary, entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet terminal.  Arc Terminals Holdings is receiving a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet terminal.  During the year ended December 31, 2016, we were paid $0.9 million in fees and reimbursements by Joliet Holdings under the MSA.

GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in us through its ownership of a 27% limited partner interest in us, 100% of the limited liability company interests in the General Partner and all of our incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.

PIPE Transaction

In February 2015, we entered into the PIPE Purchase Agreement with the PIPE Investors to sell common units in a private placement. In May 2015, pursuant to the PIPE Purchase Agreement, we sold 4,520,795 common units at a price of $16.59 to the PIPE Investors for proceeds totaling $72.7 million after placement agent commissions and expenses. The issuance of the common units pursuant to the PIPE Purchase Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) thereof. We used the proceeds from the private placement to fund a part of our portion of the purchase price for the Joliet terminal acquisition.

MTP Energy Master Fund Ltd. (“Magnetar PIPE Investor”), one of the PIPE Investors, purchased 572,635 common units for approximately $9.5 million in the PIPE Transaction. Magnetar Financial LLC controls the investment manager of the Magnetar PIPE Investor, and an affiliate of Magnetar Financial LLC also owns interests in Lightfoot, which is the sole owner of the General Partner. Eric Scheyer, the Head of the Energy Group of Magnetar Financial LLC, also serves on the board of directors of our General Partner.

Pursuant to the PIPE Purchase Agreement, we entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), dated May 14, 2015, with the PIPE Investors. Pursuant to the PIPE Registration Rights Agreement, we filed, and the SEC declared effective, a shelf registration statement registering the common units of the PIPE Investors. The PIPE Registration Rights Agreement also gives the PIPE Investors piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the PIPE Investors.

Pawnee Terminal Acquisition

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the common units to UET and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, we entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Pawnee Sellers. The issuance of the common units in connection with the Pawnee Terminal Acquisition was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Pursuant to the Pawnee Registration Rights Agreement, we filed, and the SEC declared effective, a shelf registration statement registering the common units of the Pawnee Sellers. The Pawnee Registration Rights Agreement gave the Pawnee Sellers piggyback registration rights under certain circumstances. These registration rights were transferable to affiliates of the Pawnee Sellers.

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

We have engaged PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and principal accountants. The aggregate fees for professional services rendered by PwC were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015
Audit Fees (1)	$687	$774
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	2	2
Total Fees	689	776

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

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountant

As outlined in its charter, the Audit Committee of the board of directors of our General Partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. PwC’s engagement to conduct our 2016 audit was pre-approved by the Audit Committee. Additionally, since the formation of the Audit Committee, PwC has not performed any non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this Report:
(1)	Financial Statements—See “Index to Consolidated Financial Statements” set forth on Page F-1.
(2)	Financial Statement Schedules—None.
(3)	Exhibits—Exhibits required to be filed by Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Annual Report and are incorporated herein by reference.

ITEM 16.	FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2017	ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

	By:	/s/ VINCENT T. CUBBAGE
Vincent T. Cubbage
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VINCENT T. CUBBAGE Vincent T. Cubbage	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 14, 2017

/s/ BRADLEY K. OSWALD Bradley K. Oswald	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2017

/s/ STEPHEN J. PILATZKE Stephen J. Pilatzke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2017

/s/ JEFFREY R. ARMSTRONG Jeffrey R. Armstrong	Director	March 14, 2017

/s/ DANIEL R. CASTAGNOLA Daniel R. Castagnola	Director	March 14, 2017

/s/ EDWARD P. RUSSELL Edward P. Russell	Director	March 14, 2017

/s/ ERIC J. SCHEYER Eric J. Scheyer	Director	March 14, 2017

/s/ SIDNEY L. TASSIN Sidney L. Tassin	Director	March 14, 2017

/s/ GARY G. WHITE Gary G. White	Director	March 14, 2017

/s/ BARRY L. ZUBROW Barry L. Zubrow	Director	March 14, 2017

EXHIBIT INDEX

Exhibit No.	Description
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

10.2

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

10.3

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

10.4

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

Exhibit No.	Description
10.5

Fourth Amendment to Second Amended and Restated Revolving Credit Agreement, dated June 29, 2016, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC, Arc Terminals Colorado Holdings LLC and Arc Terminals Pennsylvania Holdings LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent. (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Quarterly

Report on Form 10-Q filed on August 5, 2016 (SEC File No. 001-36168)).

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

10.9

Side Letter to the Storage and Throughput Agreement, dated July 1, 2007, by and between Arc Terminals Holdings LLC (as successor by assignment to Arc Terminals LP) and G.P. & W. Inc. d/b/a center Oil Company and d/b/a Center Marketing Company as amended, dated January 15, 2016 (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on May 9, 2016 (SEC File No. 001-36168)).

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

Exhibit No.	Description
10.19†

Amended and Restated Throughput Agreement by and among UET Midstream, LLC and United Energy Trading, LLC for the Pawnee Terminal, dated as of July 8, 2015 (incorporated herein by reference to Exhibit 10.3 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.20†

Terminal Services Agreement, dated as of May 28, 2014, by and between Joliet Bulk, Barge & Rail LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.4 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.21†

Amendment to Terminal Services Agreement, dated as of September 30, 2014, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.5 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.22†††

Second Amendment to Terminal Services Agreement, dated as of June 15, 2016, by and between Joliet Bulk, Barge and Rail LLC and ExxonMobil Oil Corporation. (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on August 5, 2016 (SEC File No. 001-36168)).

10.23†

Crude Oil Throughput and Deficiency Agreement, dated as of May 28, 2014, by and between JBBR Pipeline LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.6 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on November 6, 2015 (SEC File No. 001-36168)).

10.24††

Arc Logistics Amended and Restated Long Term Incentive Plan (incorporated herein by reference to Exhibit 10..23 of Arc Logistic Partners LP’s Annual Report on Form 10-K filed on March 11, 2016 (SEC File No. 001-36168)).

10.25††

Form of Phantom Unit Award Agreement (Employees – 2016) under the Arc Logistics Amended and Restated Long Term Incentive Plan. (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on May 9, 2016 (SEC File No. 001-36168)).

10.26††

Form of Phantom Unit Award Agreement (Employees – 2015) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on May 7, 2015 (SEC File No. 001-36168)).

10.27††

Form of Phantom Unit Award Agreement (Employees) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

10.28††

Form of Phantom Unit Award Agreement (Directors) under the Arc Logistics Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on July 21, 2014 (SEC File No. 001-36168)).

10.29††	Form of Change of Control Agreement. (incorporated herein by reference to Exhibit 10.2 of Arc Logistics Partners LP’s Quarterly Report on Form 10-Q filed on August 5, 2016 (SEC File No. 001-36168)).

21.1*	List of Subsidiaries of Arc Logistics Partners LP.

23.1*	Consent of PricewaterhouseCoopers, LLP.

23.2*	Consent of PricewaterhouseCoopers, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Gulf LNG Holdings Group, LLC and Subsidiaries Consolidated Financial Statements as of and for the years ended December 31, 2016 and 2015.

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated January 6, 2016 (SEC File No. 001-36168).
††	Management contract or compensatory plan or arrangement.

†††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated September 26, 2016 (SEC File No. 001-36168).
*	Filed herewith.
**	Furnished herewith.

ARC LOGISTICS PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Arc Logistics GP LLC and Unitholders of Arc Logistics Partners LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows  present fairly, in all material respects, the financial position of Arc Logistics Partners LP and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 14, 2017

ARC LOGISTICS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$4,584	$5,870
Trade accounts receivable	8,257	8,633
Due from related parties	1,321	1,532
Inventories	397	318
Other current assets	2,060	1,162
Total current assets	16,619	17,515
Property, plant and equipment, net	395,511	380,671
Investment in unconsolidated affiliate	75,716	74,399
Intangible assets, net	117,716	132,121
Goodwill	39,871	39,871
Other assets	2,980	3,945
Total assets	$648,413	$648,522
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$2,455	$4,085
Accrued expenses	5,684	6,857
Due to general partner	2,082	638
Other liabilities	2,961	3,914
Total current liabilities	13,182	15,494
Credit facility	249,000	226,063
Other non-current liabilities	19,805	21,745
Total liabilities	281,987	263,302
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (19,477,021 and 13,174,410 units issued and outstanding at December 31, 2016 and 2015, respectively)	282,228	213,281
Subordinated units – (0 and 6,081,081 units issued and outstanding at December 31, 2016 and 2015, respectively)	-	85,371
Non-controlling interests	81,541	85,275
Accumulated other comprehensive income	2,657	1,293
Total partners’ capital	366,426	385,220
Total liabilities and partners’ capital	$648,413	$648,522

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Third-party customers	$92,342	$70,497	$45,676
Related parties	13,039	11,292	9,230
	105,381	81,789	54,906
Operating expenses:
Operating expenses	33,749	28,973	27,591
Selling, general and administrative	12,895	17,891	9,396
Selling, general and administrative – affiliate	5,288	4,729	3,990
Depreciation	15,704	11,680	7,261
Amortization	14,714	10,819	5,427
Loss on revaluation of contingent consideration, net	1,043	-	-
Long-lived asset impairment	-	-	6,114
Total operating expenses	83,393	74,092	59,779
Operating income (loss)	21,988	7,697	(4,873)
Other income (expense):
Equity earnings from unconsolidated affiliate	9,852	10,030	9,895
Other income	3	9	17
Interest expense	(9,811)	(6,873)	(3,706)
Total other income (expenses), net	44	3,166	6,206
Income (loss) before income taxes	22,032	10,863	1,333
Income taxes	124	119	58
Net income (loss)	21,908	10,744	1,275
Net income attributable to non-controlling interests	(6,866)	(4,315)	-
Net income (loss) attributable to partners’ capital	15,042	6,429	1,275
Other comprehensive income (loss)	1,364	945	(144)
Comprehensive income (loss) attributable to partners’ capital	$16,406	$7,374	$1,131

Earnings per limited partner unit:
Common units (basic and diluted)	$0.83	$0.39	$0.05
Subordinated units (basic and diluted)	$0.47	$0.22	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net income	$21,908	$10,744	$1,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,704	11,680	7,261
Amortization	14,714	10,819	5,427
Long-lived asset impairment	-	-	6,114
Equity earnings from unconsolidated affiliate, net of distributions	(262)	(544)	(68)
Amortization of deferred financing costs	1,551	1,031	496
Unit-based compensation	4,112	5,474	3,138
Net loss on revaluation of contingent consideration	1,043	-	-
Changes in operating assets and liabilities
Trade accounts receivable	376	(4,887)	658
Due from related parties	211	(631)	(179)
Inventories	84	(33)	17
Other current assets	(898)	64	(449)
Accounts payable	(1,923)	1,248	(3,151)
Accrued expenses	(366)	3,712	(10)
Due to general partner	1,444	229	281
Other liabilities	(2,063)	(1,474)	2,756
Net cash provided by operating activities	55,635	37,432	23,566
Cash flows from investing activities:
Capital expenditures	(24,348)	(13,150)	(6,611)
Investment in unconsolidated affiliate	-	(361)	(1,197)
Net cash paid for acquisitions	(8,000)	(260,332)	-
Net cash used in investing activities	(32,348)	(273,843)	(7,808)
Cash flows from financing activities:
Distributions	(33,931)	(27,272)	(18,179)
Deferred financing costs	(586)	(3,239)	(518)
Repayments to credit facility	(7,313)	-	(25,000)
Proceeds from credit facility	30,250	115,000	30,500
Proceeds from equity offerings, net	-	72,026	-
Equity contribution from non-controlling interests	-	86,960	-
Payments of earn-out liability	(1,373)	(870)	-
Distributions paid to non-controlling interests	(10,600)	(6,000)	-
Distribution equivalent rights paid on unissued units	(1,020)	(923)	(416)
Net cash (used in) provided by financing activities	(24,573)	235,682	(13,613)
Net increase (decrease) in cash and cash equivalents	(1,286)	(729)	2,145
Cash and cash equivalents, beginning of period	5,870	6,599	4,454
Cash and cash equivalents, end of period	$4,584	$5,870	$6,599
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$8,229	$6,112	$3,398
Cash paid for income taxes	124	119	58
Non-cash investing and financing activities:
Issuance of common units in acquisition	-	30,200	-
Liabilities assumed in acquisition	-	4,523	-
Business acquisition purchase consideration - earn-out liability	-	19,700	-
(Decrease) Increase in earn-out liability in accounts payable and accrued expenses	500	-	-
(Decrease) Increase in purchases of property plant and equipment in accounts payable and accrued expenses	(1,641)	2,712	1,173

The accompanying notes are an integral part of these consolidated financial statements

ARC LOGISTICS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Partners' Capital
	Limited Partner Common Interest	Limited Partner Subordinated Interest	Non-controlling interests	Accumulated Other Comprehensive Income (Loss)	Total Partners' Capital
Partners’ (deficit) capital at December 31, 2013	$125,375	$101,525	$-	$492	$227,392
Net income	675	600	-	-	1,275
Other comprehensive income (loss)	-	-	-	(144)	(144)
Unit-based compensation	3,138	-	-	-	3,138
Distribution equivalent rights paid on unissued units	(416)	-	-	-	(416)
Distributions	(9,642)	(8,537)	-	-	(18,179)
Partners’ (deficit) capital at December 31, 2014	$119,130	$93,588	$-	$348	$213,066
Net income	4,399	2,030	4,315	-	10,744
Other comprehensive income (loss)	-	-	-	945	945
Unit-based compensation	5,474	-	-	-	5,474
Contributions	-	-	86,960	-	86,960
Distribution equivalent rights paid on unissued units	(923)	-	-	-	(923)
Issuance of common units, net of offering costs	102,226	-	-	-	102,226
Distributions	(17,025)	(10,247)	(6,000)	-	(33,272)
Partners’ capital at December 31, 2015	$213,281	$85,371	$85,275	$1,293	$385,220
Net income	11,189	3,853	6,866	-	21,908
Other comprehensive income (loss)	-	-	-	1,364	1,364
Unit-based compensation	4,112	-	-	-	4,112
Net settlement of withholding taxes related to unit-based compensation	(627)	-	-	-	(627)
Distribution equivalent rights paid on unissued units	(1,020)	-	-	-	(1,020)
Distributions	(23,228)	(10,703)	(10,600)	-	(44,531)
Subordinated units conversion to common units	78,521	(78,521)	-	-	-
Partners’ capital at December 31, 2016	$282,228	$-	$81,541	$2,657	$366,426

The accompanying notes are an integral part of these consolidated financial statements

ARC LOGISTICS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Presentation

Defined Terms

Unless the context clearly indicates otherwise, references in these consolidated financial statements to “Arc Logistics” or the “Partnership” refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to “Sponsor” or “Lightfoot” refer to Lightfoot Capital Partners, LP and its general partner, Lightfoot Capital Partners GP LLC. References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals LP, predecessor to Arc Logistics, to the Partnership upon the consummation of the initial public offering in November 2013 (“IPO”). References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

As of December 31, 2016, our energy logistics assets are strategically located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States and supply a diverse group of third-party customers, including major oil companies, independent refiners, crude oil and petroleum product marketers, distributors and various industrial manufacturers. Depending upon the location, our facilities possess pipeline, rail, marine and truck loading and unloading capabilities allowing customers to receive and deliver product throughout North America. Our asset platform allows customers to meet the specialized handling requirements that may be required by particular products. Our combination of diverse geographic locations and logistics platforms gives us the flexibility to meet the evolving demands of existing customers and address those of prospective customers.

As of December 31, 2016, our assets consisted of:

•

21 terminals in twelve states located in the East Coast, Gulf Coast, Midwest, Rocky Mountains and West Coast regions of the United States with approximately 7.8 million barrels of crude oil and petroleum product storage capacity;

•	four rail transloading facilities with approximately 126,000 bpd of throughput capacity; and
•	the LNG Interest in connection with the LNG Facility, which has 320,000 M3 of LNG storage, 1.5 bcf/d natural gas sendout capacity and interconnects to major natural gas pipeline networks

Our Partnership interests include the following as of December 31, 2016:

•	19,477,021 common units representing limited partner interests (of which 5,242,775 common units are held by Lightfoot);
•	a non-economic general partner interest (which is held by our general partner which is owned by Lightfoot); and
•	incentive distribution rights (which are held by our general partner which is owned by Lightfoot).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The most significant estimates relate to the valuation of acquired businesses, valuation of contingent consideration, goodwill and intangible assets, assessment for impairment of long-lived assets and the useful lives of intangible assets and property, plant and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership includes demand deposits with banks and all highly liquid investments with original maturities of three months or less in cash and cash equivalents. These balances are valued at cost, which approximates fair value.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Partnership reserves for specific trade accounts receivable when it is probable that all or a part of an outstanding balance will not be collected. The Partnership regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered doubtful. There were no reserves for uncollectible amounts as of December 31, 2016 and 2015. During the years ended December 31, 2016, 2015 and 2014, the Partnership wrote off less than $0.1 million of uncollectible receivables. No other amounts have been deemed uncollectible in the periods presented in the consolidated statements of operations and comprehensive income.

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

Capitalized costs incurred by the Partnership during the year for major improvements and capital projects that are not completed as of year-end are recorded as construction in progress. Construction in progress is not depreciated until the related assets or improvements are ready for intended use. Additionally, the Partnership capitalizes interest costs as a part of the historical cost of constructing certain assets and includes such interest in the property, plant and equipment line on the balance sheet. Capitalized interest for the years ended December 31, 2016 and 2015 was $0.7 million and $0.3 million, respectively.

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

No impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014 except as discussed in “Note 5—Property, Plant and Equipment”.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized but instead is assessed for impairment at least annually or when facts and circumstances warrant. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Partnership determines the fair value of its single reporting unit by blending two valuation approaches: the income approach and a market value approach. The inputs included assumptions related to the future performance of the Partnership and assumptions related to discount rates, long-term growth rates and control premiums.  Based on the results of the first step of the quantitative impairment assessment of its goodwill as of December 31, 2016 and 2015, the fair value of the Partnership’s reporting unit exceeded its carrying value by approximately 11% and 9%, respectively, and management concluded that no impairment was necessary.  In the event that market conditions were to remain weak for an extended period of time, the Partnership may be required to record an impairment of goodwill in the future, and such impairment could be material.

No impairments were recorded against goodwill for the years ended December 31, 2016 and 2015.

	As of December 31,
	2016	2015
Beginning Balance	$39,871	$15,162
Goodwill acquired	-	24,709
Impairment	-	-
Ending Balance	$39,871	$39,871

Refer to “Note 3—Acquisitions – JBBR Acquisition” for discussion on the goodwill recorded in the second quarter of 2015 in connection with the JBBR Acquisition (as defined in “Note 2—Summary of Significant Accounting Policies—Fair Value of Financial Instruments” below).

Other Assets

Other assets consist primarily of debt issuance costs related to the Credit Facility amendment entered into in November 2013 (see “Note 7—Debt”). Debt issuance costs are capitalized and amortized over the term of the related debt using straight line amortization, which approximates the effective interest rate method. As of December 31, 2016 and 2015, the unamortized costs were approximately $3.0 million and $3.9 million, respectively.

Investment in Unconsolidated Affiliate

In connection with the IPO, the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The Partnership accounts for the LNG Interest using the equity method of accounting.

Deferred Rent

The Lease Agreement (as defined in “Note 12—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Lease Agreement is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at December 31, 2016 and 2015 in the amount of $3.5 million and $3.2 million, respectively.

Contingent Consideration

We record an estimate of the fair value of contingent consideration, related to the earn-out obligations to CenterPoint as a part of the Joliet terminal acquisition, within “Other Liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets at December 31, 2016 and 2015.  On a quarterly basis, we revalue the liability and record increases or decreases in the fair value of the recorded liability as an adjustment to earnings.  Changes to the contingent consideration liability can result from adjustments to the discount rate, or the estimated amount and timing of the future throughput activity at the Joliet Terminal (as defined below).  The assumptions used to estimate fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of our contingent consideration obligations of $18.0 million and $18.8 million at December 31, 2016 and 2015, respectively, include discount rates ranging from 7.2% to 8.5% and changes in the assumed amount and timing of the future throughput activity which affects the amount and timing of payments on the earn-out obligation.  For further information, see Note 2, "Summary of Significant Accounting Policies – Fair Value of Financial Instruments," to our consolidated financial statements included in this report for additional information about our contingent consideration obligations.

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

Income Taxes

Taxable income or loss of the Partnership generally is required to be reported on the income tax returns of the limited partners in accordance with the terms of the partnership agreement. Accordingly, no provision has been made in the accompanying consolidated financial statements for the limited partners’ federal income taxes. There are certain entity level state income taxes that are incurred at the Partnership level and have been recorded during the years ended December 31, 2016, 2015 and 2014.

The Partnership is required under GAAP to evaluate uncertain tax positions taken by the Partnership.  The financial statement effects of a tax position are recognized when the position is more likely than not, based on technical merits, to be sustained upon examination by the Internal Revenue Service.  Management has analyzed the tax positions taken by the Partnership, and has concluded that there are no uncertain tax positions taken as of December 31, 2016 and 2015 or expected to be taken.  The Partnership is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.

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

In connection with the Partnership’s acquisition, through a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million ( the “JBBR Acquisition”), Arc Terminals Joliet Holdings LLC (“Joliet Holdings”) has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition, in connection with the purchase price allocation, at approximately $19.7 million.  Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion on the JBBR Acquisition. Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at December 31, 2016 and 2015.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed timing of revenue and expense estimates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense we record in any given period.  The key inputs in determining fair value of our contingent consideration obligations of $18.0 million and $18.8 million at December 31, 2016 and 2015, respectively, include discount rates ranging from 7.2% to 8.5% and changes in the estimated amount and timing of the future throughput activity which affects the timing of payments on the earn-out obligation. The Partnership recorded a $1.0 million non-cash loss on the revaluation of the earn-out liability during the year ended December 31, 2016.  For the years ended December 31, 2016 and 2015, Joliet Holdings has reported earn-out payments of $1.9 million and $0.9 million, respectively, to Centerpoint related to the earn-out obligation.  Since the closing of the JBBR Acquisition in May 2015 through December 31, 2016, Joliet Holdings has reported earn-out amounts of $2.7 million related to the earn-out obligation.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

JBBR
Contingent
Liabilities at fair value:	Consideration
Balance at December 31, 2014	$-
Initial valuation	19,700
Revaluation adjustments	-
Earn-out payments	(870)
Balance at December 31, 2015	$18,830
Revaluation adjustments	1,043
Earn-out payments	(1,873)
Balance at December 31, 2016	$18,000

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

For awards with performance conditions, the expense is accrued over the performance period only if the performance condition is considered to be probable of occurring. When awards with performance conditions that were previously considered improbable become probable, the Partnership incurs additional expense in the period that the probability assessment changes (see “Note 9—Equity Plans”).

The Partnership does not include an estimate of future forfeitures in its recognition of unit-based compensation expense.  Unit-based compensation expense is adjusted based on forfeitures as they occur.

Net Income Per Unit

The Partnership uses the two-class method in the computation of earnings per unit since there is more than one participating class of securities. Earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to the phantom and preferred unitholders, if any, by the weighted average number of outstanding common and subordinated units, respectively, during the period. The overall computation, presentation and disclosure of the Partnership’s limited partners’ net income per unit are made in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 260 “Earnings per Share.”

Segment Reporting

The Partnership derives revenue from operating its terminal and transloading facilities.  These facilities have been aggregated into one reportable segment because the facilities have similar long-term economic characteristics, products and types of customers.

Non-controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, our non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the years ended December 31, 2016 and 2015, $10.6 million and $6.0 million of distributions, respectively, have been made to non-controlling interest holders of consolidated subsidiaries.  Refer to “Note 3 – Acquisitions” for discussion of the JBBR Acquisition which gave rise to the non-controlling interests.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB proposed a one-year deferral of the effective date, and therefore, this guidance will be effective for the Partnership beginning in the first quarter of 2018, with early adoption optional but not before the original effective date of December 15, 2016.  In May and December 2016, the FASB issued certain narrow-scope improvements and practical expedients to the guidance.  The Partnership is currently evaluating the potential impact of this authoritative guidance on its financial condition, results of operations, cash flows and related disclosures.

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

In January 2017, the FASB issued new guidance which provides clarifications to evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Partnership is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued new guidance which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendment, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.

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

The total purchase price of $8.0 million was preliminarily allocated to the net assets acquired as follows (in thousands):

Consideration:
Cash paid to seller	$8,000
Total consideration	$8,000
Allocation of purchase price:
Inventories	$163
Property and equipment	7,837
Net assets acquired	$8,000

Since the Gulf Oil Terminals Acquisition closing date in January 2016 through December 31, 2016, the Pennsylvania Terminals have generated approximately $2.2 million in revenue and $0.5 million of operating income.

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

Pawnee Terminal Acquisition

In July 2015, the Partnership, through its wholly-owned subsidiary Arc Terminals Holdings, acquired all of the limited liability company interests of UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for total consideration (net of certain adjustments) of $76.6 million (the “Pawnee Purchase Price”), consisting of $44.3 million in cash and $32.3 million in common units of the Partnership (the “Pawnee Terminal Acquisition”). UET Midstream’s principal assets consist of a newly constructed crude oil terminal, construction of which was substantially completed at the closing date, and a nearby development property in northeastern Weld County, Colorado (“Pawnee Terminal”).  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units (“Pawnee Transaction Units”).  The fair value of the Pawnee Transaction Units on the closing date was $17.30 per unit (based upon the closing price of the Partnership’s common unit price on the closing date), which results in a further reduction of the Pawnee Purchase Price, recognized for accounting purposes, of approximately $2.1 million. In connection with the issuance of the common units to the Pawnee Sellers, the Partnership entered into an agreement with the Pawnee Sellers granting the Pawnee Sellers certain registration rights.  Arc Terminals Holdings expended approximately $11.0 million to complete the portion of the Pawnee Terminal that remained to be constructed at the time of closing.  The Partnership recorded approximately $4.5 million of liabilities related to the construction costs that had been completed, but not paid, as of the closing date.  The $4.5 million was recorded on the balance sheet as a current liability and as of December 31, 2016, the Partnership has paid all amounts related to the construction liability acquired. The Partnership has completed the construction at the Pawnee Terminal as of December 31, 2016.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest and its balances as of December 31, 2016 and 2015 are represented below (in thousands):

Balance at December 31, 2014	$72,858
Equity earnings	10,030
Contributions	361
Distributions	(9,486)
Amortization of premium	(309)
Other comprehensive income	945
Balance at December 31, 2015	$74,399
Equity earnings	9,852
Contributions	-
Distributions	(9,590)
Amortization of premium	(309)
Other comprehensive income	1,364
Balance at December 31, 2016	$75,716

Gulf LNG Holdings Acquisition

In connection with the IPO, in November 2013 the Partnership purchased the LNG Interest from an affiliate of GE EFS for approximately $72.7 million. The carrying value of the LNG Interest on the date of acquisition was approximately $64.1 million with a purchase price of approximately $72.7 million and the excess paid over the carrying value of approximately $8.6 million. This excess can be attributed to the underlying long lived assets of Gulf LNG Holdings and is therefore being amortized using the straight line method over the remaining useful lives of the respective asset, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from December 31, 2016 is as follows (in thousands):

Total
2017	$309
2018	309
2019	309
2020	309
2021	309
Thereafter	6,136
$7,681

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	As of December 31,
	2016	2015
Balance sheets
Current assets	$7,474	$7,523
Noncurrent assets	855,703	889,655
Total assets	$863,177	$897,178
Current liabilities	$83,825	$79,970
Long-term liabilities	621,802	678,926
Member’s equity	157,550	138,282
Total liabilities and member’s equity	$863,177	$897,178

	Year Ended December 31,
	2016	2015
Income statements
Revenues	$185,937	$186,498
Total operating costs and expenses	56,827	56,379
Operating income	129,110	130,119
Net income	$95,455	$97,241

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit and that they intend to vigorously contest the assertions set forth by Eni USA.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel has been chosen, and the arbitration hearing was held in January 2017.  We expect the arbitration panel will issue its decision within approximately six months.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.  We are unable at this time to predict the amount of the legal fees in this matter that will be allocable to our LNG Interest.

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of December 31,
	2016	2015
Land	$78,455	$74,855
Buildings and site improvements	84,976	77,514
Tanks and trim	124,438	111,076
Pipelines	20,507	20,364
Machinery and equipment	121,278	118,503
Office furniture and equipment	1,152	561
Construction in progress	14,917	12,306
	445,723	415,179
Less: Accumulated depreciation	(50,212)	(34,508)
Property, plant and equipment, net	$395,511	$380,671

Due to a change in the operating logistics at the Partnership’s Chillicothe, IL terminal (the “Chillicothe Terminal”) in April 2013, the Partnership evaluated the Chillicothe Terminal and based upon the inability to enter into a service agreement with a new or existing customer, the Partnership recognized a non-cash impairment loss of approximately $6.1 million as of December 31, 2014. The net impact of this impairment is reflected in “Long-lived asset impairment” in the accompanying consolidated statement of operations and comprehensive income.

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated
	Useful Lives	As of December 31,
	in Years	2016	2015
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	149,342
Noncompete agreements	2-3	741	741
		154,868	154,868
Less: Accumulated amortization		(37,152)	(22,747)
Intangible assets, net		$117,716	$132,121

The estimated future amortization expense is approximately $14.0 million in 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020, $12.2 million in 2021 and $54.3 million thereafter.

Note 7—Debt

Credit Facility

In November 2013, concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings is the borrower. After several amendments, the Credit Facility currently has up to $300.0 million of borrowing commitments. As of December 31, 2016, the Partnership had borrowings of $249.0 million under the Credit Facility at an interest rate of 3.77%. During the first and second quarters of 2015, the Partnership had a $10 million letter of credit outstanding under its letter of credit sub-facility, which was issued to collateralize certain payment obligations in connection with the JBBR Acquisition. This letter of credit was extinguished when the JBBR Acquisition closed in May 2015.  Based on the restrictions under the total leverage ratio covenant, as of December 31, 2016, the Partnership had $32.0 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of December 31, 2016, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Note 8—Partners’ Capital and Distributions

Units Outstanding

As of December 31, 2016, the Partnership had 19,477,021 common units outstanding.  Of that number, 5,242,775 were owned by Lightfoot.  In addition, our General Partner, which is owned by Lightfoot, has a non-economic general partner interest in the Partnership along with incentive distribution rights.

Following payment of the cash distribution for the third quarter of 2016, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement.  As a result, effective November 16, 2016, the 6,081,081 subordinated units, of which 5,146,264 were owned by Lightfoot, converted on a one-for-one basis into common units and thereafter participate on terms equal with all other common units in distributions of available cash.  The conversion did not impact the amount of cash distributions paid by the Partnership or the total units outstanding.

The table below summarizes the changes in the number of units outstanding through December 31, 2016:

	Limited Partner Common Units	Limited Partner Subordinated Units
Units outstanding at December 31, 2014	6,867,950	6,081,081
Issuance of common units in PIPE transaction (1)	4,520,795	-
Issuance of common units in UET transaction (2)	1,745,669	-
Vesting of equity-based compensation awards	39,996	-
Units outstanding at December 31, 2015	13,174,410	6,081,081
Vesting of equity-based compensation awards	221,530
Conversion of subordinated units to common units	6,081,081	(6,081,081)
Units outstanding at December 31, 2016	19,477,021	-

(1)	Refer to “Note 3—Acquisitions – JBBR Acquisition” for further discussion of these units
(2)	Refer to “Note 3 – Acquisitions – Pawnee Terminal Acquisition” for further discussion of these units

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Distribution	Unitholders Record Date
December 31, 2016	$0.4400	$8,570	February 15, 2017	February 8, 2017
September 30, 2016	$0.4400	$8,493	November 15, 2016	November 7, 2016
June 30, 2016	$0.4400	$8,490	August 12, 2016	August 8, 2016
March 31, 2016	$0.4400	$8,475	May 13, 2016	May 9, 2016
December 31, 2015	$0.4400	$8,472	February 12, 2016	February 8, 2016
September 30, 2015	$0.4400	$8,472	November 13, 2015	November 9, 2015
June 30, 2015	$0.4250	$8,181	August 14, 2015	August 10, 2015
March 31, 2015	$0.4100	$5,309	May 15, 2015	May 11, 2015
December 31, 2014	$0.4100	$5,309	February 17, 2015	February 9, 2015
September 30, 2014	$0.4100	$5,309	November 17, 2014	November 10, 2014
June 30, 2014	$0.4000	$5,180	August 18, 2014	August 11, 2014
March 31, 2014	$0.3875	$5,018	May 16, 2014	May 9, 2014

Cash Distribution Policy

The partnership agreement provides that the General Partner will make a determination no less frequently than each quarter as to whether to make a distribution, but the partnership agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the board of directors of the General Partner has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

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

The partnership agreement generally provides that the Partnership will distribute cash each quarter to all unitholders pro rata, until each has received a distribution of $0.4456.

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

Note 9—Equity Plans

2013 Long-Term Incentive Plan

The board of directors of the General Partner approved and adopted the Arc Logistics Long-Term Incentive Plan (as amended from time to time, the “2013 Plan”) in November 2013.  In July 2014, the board of directors of the General Partner formed a Compensation Committee (the “Compensation Committee”) to administer the 2013 Plan.  Effective as of March 2015, the board of directors of the General Partner dissolved the Compensation Committee and, on and after such date, the board of directors of the General Partner serves as the administrative committee (the “Committee”) under the 2013 Plan.  The board of directors of our General Partner amended and restated the 2013 Plan in March 2016.  Employees (including officers), consultants and directors of the General Partner, the Partnership and its affiliates (the “Partnership Entities”) are eligible to receive awards under the 2013 Plan.  The 2013 Plan authorizes up to an aggregate of 2.0 million common units to be available for awards under the 2013 Plan, subject to adjustment as provided in the 2013 Plan.  Awards available for grant under the 2013 Plan include, but are not limited to, restricted units, phantom units, unit options, and unit appreciation rights, but only phantom units have been granted under the 2013 Plan to date. Distribution equivalent rights (“DER”) are also available for grant under the 2013 Plan, either alone or in tandem with other specific awards, which entitle the recipient to receive an amount equal to distributions paid on an outstanding common unit.  Upon the occurrence of a “change of control” or an award recipient’s termination of service due to death or “disability” (each quoted term, as defined in the 2013 Plan), any outstanding unvested award will vest in full, except that, with respect to awards issued on or after March 9, 2016 the Committee may condition the automatic vesting of any such awards then outstanding upon a separation of employment for certain reasons (as established in an individual award agreement) following the occurrence of a “change of control”.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the board of directors of the General Partner and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in three equal annual installments over a three-year period starting from the date of grant. For the years ended December 31, 2016 and 2015, the Partnership recorded approximately $0.9 million and $0.8 million, respectively, of unit-based compensation expense with respect to the Director Grants. As of December 31, 2016, the unrecognized unit-based compensation expense for the Director Grants is approximately $0.5 million, which will be recognized ratably over the remaining term of the awards.  Through December 31, 2016, two-thirds of the phantom units granted under the Director Grants have vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants vested on the day after the end of the Subordination Period (as defined in the Partnership’s limited partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common and subordinated unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the years ended December 31, 2016 and 2015, the Partnership recorded approximately $2.5 million and $4.2 million, respectively, of unit-based compensation expense with respect to the Employee Equity Grants. As of December 31, 2016, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $11.2 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.  Through December 31, 2016, one-fourth of the phantom units granted under the Employee Equity Grants have vested.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the years ended December 31, 2016 and 2015, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of December 31, 2016, the unrecognized unit based compensation expense for the Employee Liability Grants was less than $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.  Through December 31, 2016, one-fourth of the phantom units granted under the Employee Liability Grants have vested.

In March 2015, the board of directors of the General Partner authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in three equal annual installments over a three-year period starting from the date of grant.  For the years ended December 31, 2016 and 2015, the Partnership recorded $0.3 million and less than $0.3 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  As of December 31, 2016, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.3 million, which will be recognized ratably over the remaining term of the awards.  Through December 31, 2016, one-third of the phantom units granted under the 2015 Equity Grants have vested.

During the year ended December 31, 2015, the board of directors of the General Partner and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units (in addition to the 45,668, phantom units granted in March 2015) pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the years ended December 31, 2016 and 2015, the Partnership recorded $0.2 million and less than $0.2 million, respectively, of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of December 31, 2016, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.6 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements. Through December 31, 2016, one-fourth of the phantom units granted under the 2015 Performance Grants have vested.

During the year ended December 31, 2016, the Board authorized the grant of an aggregate of 94,000 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.1 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the year ended December 31, 2016, the Partnership recorded $0.3 million of unit-based compensation expense with respect to the 2016 Equity Grants.  As of December 31, 2016, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $0.8 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2016 and 2015, the Partnership paid approximately $1.8 million and $1.7 million, respectively, in DERs to phantom unit holders. For the years ended December 31, 2016 and 2015, $1.0 million and $0.9 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.8 million and $0.7 million was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the years ended December 31, 2016 and 2015 was $4.2 million and $5.6 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying consolidated balance sheet as of December 31, 2016 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Year Ended		Year Ended
	December 31, 2016		December 31, 2016
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	12/31/2016
Balance at December 31, 2015	985,272	$24.76	7,200	$25.46	$15.93
Granted	94,000	$11.68	-	$-	$-
Vested	(266,454)	$24.88	(1,375)	$25.46	$-
Forfeited	(8,000)	$25.46	(1,700)	$25.46	$-
Balance at December 31, 2016	804,818	$23.29	4,125	$25.46	$15.93

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the years ended December 31, 2016 and 2015, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9 —Equity Plans”).

The following table sets forth the calculation of basic and diluted earnings per limited partner for the periods indicated (in thousands, except per unit data):

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to partners’ capital	$15,042	$6,429	$1,275
Less:
Distribution equivalent rights for unissued units	$953	$948	$627
Net income available to limited partners	$14,089	$5,481	$648
Numerator for basic earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$11,567	$4,162	$343
Net income allocated to subordinated unitholders	$2,522	$1,319	$305
Net income allocated to limited partners:	$14,089	$5,481	$648

Denominator for basic earnings per limited partner unit:
Common units	13,982	10,576	6,868
Subordinated units	5,333	6,081	6,081
Total basic units outstanding	19,315	16,657	12,949
Earnings per limited partner unit, basic and diluted:
Common units	$0.83	$0.39	$0.05
Subordinated units	$0.47	$0.22	$0.05

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

For the years ended December 31, 2016, 2015 and 2014 the General Partner incurred expenses of $5.3 million, $4.7 million and $4.0 million, respectively. Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative—affiliate” line on the accompanying consolidated statements of operations and comprehensive income. These expenses approximate what would be incurred by the Partnership on a stand-alone basis. As of December 31, 2016 and 2015, the Partnership had a payable of approximately $2.1 million and $0.6 million, respectively, to the General Partner which is reflected as “Due to general partner” in the accompanying consolidated balance sheets.

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

The total revenues associated with the storage and throughput agreements for Center Oil, UET and Gulf Coast Asphalt Company (“GCAC”) reflected in the “Revenues – Related parties” line on the accompanying consolidated statements of operations and comprehensive income are as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Center Oil	$6,025	$6,777	$7,382
UET (a)	7,014	2,702	N/A
GCAC (b)	N/A	1,813	1,848
Total	$13,039	$11,292	$9,230

(a)	UET did not become a related party until the closing of the Pawnee Terminal Acquisition.
(b)	GCAC is no longer considered a related party of the Partnership

The total receivables associated with the storage and throughput agreements for Center Oil, UET and GCAC and reflected in the “Due from related parties” line on the accompanying consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2016	2015
Center Oil	$676	$564
UET	645	528
GCAC (a)	N/A	440
Total	$1,321	$1,532
(a)	GCAC is no longer considered a related party of the Partnership

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

During the term of the Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland Terminal in the prior month.  The base rent in the initial years of the Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and are $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC (“LCP Oregon”) at the Portland Terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland Terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the years ended December 31, 2016, 2015 and 2014 the expense associated with the Lease Agreement was $6.4 million, $6.4 million and $6.5 million, respectively.  During the years ended December 31, 2016, 2015 and 2014 there was no variable rent associated with the Lease Agreement.

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

Joliet LLC Agreement

In connection with the JBBR Acquisition, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  Daniel Castagnola serves on the board of managers of Lightfoot Capital Partners GP LLC and on the board of directors of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Capital Corporation.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet Terminal.  Arc Terminals Holdings receives a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet Terminal.  During the years ended December 31, 2016 and 2015, the Partnership was paid $1.3 million and $0.9 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

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

Note 13—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues			% of Receivables
	For the Year Ended December 31,			As of December 31,
	2016	2015	2014	2016	2015
ExxonMobil Oil Corporation	33%	27%	2%	32%	30%
Chevron U.S.A. Inc.	12%	16%	19%	11%	12%
Center Oil	6%	8%	13%	7%	6%
Total percentages associated with significant customers	51%	51%	34%	50%	48%

Note 14—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of December 31, 2016 and 2015, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership has not accrued for any loss contingencies in 2016 and 2015.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of December 31, 2016 are presented below (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$249,000	$-	$249,000	$-	$-	$-	$-
Operating lease obligations	17,362	6,354	6,345	4,663	-	-	-
Earn-out obligations	24,256	2,281	2,281	2,281	2,281	2,281	12,851
Settlement obligations	1,000	500	500	-	-	-	-
Total	$291,618	$9,135	$258,126	$6,944	$2,281	$2,281	$12,851

The schedule above assumes the Partnership will either exercise its Purchase Option or its right to terminate the Lease Agreement (See “Note – Related Party Transactions – Other Transactions with Related Persons – Operating Lease Agreement” for further information).

GCAC was able to receive up to an additional $5.0 million in cash earn-out payments based upon the throughput activity of one customer through January 31, 2016. From the date of acquisition in February 2013 through December 31, 2016, no additional amounts had been paid or will be owed to GCAC.

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through December 31, 2016, Joliet Holdings has paid $2.7 million related to the earn-out payment.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

In connection with the Pawnee Terminal Acquisition, the Partnership is responsible for completing the remaining construction of the Pawnee Terminal and the costs thereof are estimated to be approximately $11.0 million.  During the fourth quarter of 2016, the Partnership completed the remaining construction at the Pawnee Terminal related to the Pawnee Terminal Acquisition.  The construction costs were financed by a combination of available cash and borrowings under the Credit Facility.

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

In February 2016, Arc Terminals Holdings entered into a settlement agreement with the Blakeley Customer pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement. In December 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  Through December 31, 2016, the Partnership has paid $1.0 million related to the settlement agreement.

Note 15— Quarterly Financial Data (Unaudited)

(in thousands, except per unit data)	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter
2016:
Revenues	$26,067	$26,244	$26,672	$26,398
Operating income (loss)	$4,974	$6,878	$5,808	$4,328
Net income (loss) attributable to partners' capital	$3,229	$4,850	$4,132	$2,831
Net income (loss) per limited partner unit:
Common units (basic and diluted)	$0.15	$0.24	$0.20	$0.22
Subordinated units (basic and diluted)	$0.15	$0.24	$0.20	$(0.30)
Weighted average number of limited partners units outstanding:
Common units (basic and diluted)	13,176	13,181	13,209	16,345
Subordinated units (basic and diluted)	6,081	6,081	6,081	3,107
(a)	Amounts have been revised as disclosed below

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Revenues	$13,557	$19,110	$24,084	$25,037
Operating income (loss)	$(1,187)	$1,863	$3,393	$3,626
Net income (loss) attributable to partners' capital	$304	$2,188	$2,001	$1,935
Net income (loss) per limited partner unit:
Common units (basic and diluted)	$0.01	$0.20	$0.19	$0.09
Subordinated units (basic and diluted)	$0.01	$0.02	$ 0.00	$0.09
Weighted average number of limited partners units outstanding:
Common units (basic and diluted)	6,868	9,253	9,152	13,172
Subordinated units (basic and diluted)	6,081	6,081	6,081	6,081

* The sum of quarterly amounts above may not agree precisely to the year to date amounts due to rounding.

Revision of the First, Second and Third Quarter 2016 Unaudited Condensed Consolidated Financial Statements

During the fourth quarter of the year ended December 31, 2016, the Partnership identified errors in the determination of the fair value of the earn-out liability related to the Joliet terminal acquisition for the first, second and third quarters of 2016. Such liabilities should have been revalued to estimated fair value at each reporting period with the offset to current earnings. In accordance with Staff Accounting Bulletin No. 99, Materiality, management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the errors were not material to our previously issued interim financial statements. Although not material, the Partnership is revising its previously issued first, second and third quarter 2016 unaudited condensed consolidated financial statements to correct for such errors.  The corrections for these errors is reflected in the table above. The revisions to correct these errors will also be reflected in our 2017 Form 10-Q filings. The following tables summarize the previously reported balances, adjustments and revised balances on our unaudited condensed consolidated statements of operations by financial statement line item for the periods included below (in thousands, except per unit amounts):

	Quarter to date March 31, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$189	$189
Operating income	4,785	189	4,974
Net income	4,851	189	5,040
Net income attributable to partners' capital	3,116	113	3,229

Basic and diluted earnings per unit - common	$0.15	$-	$0.15
Basic and diluted earnings per unit - subordinated	$0.15	$-	$0.15

	Quarter to date June 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$659	$659
Operating income	6,219	659	6,878
Net income	6,275	659	6,934
Net income attributable to partners' capital	4,455	395	4,850

Basic and diluted earnings per unit - common	$0.22	$0.02	$0.24
Basic and diluted earnings per unit - subordinated	$0.22	$0.02	$0.24

	Quarter to date September 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$(545)	$(545)
Operating income	6,353	(545)	5,808
Net income	6,336	(545)	5,791
Net income attributable to partners' capital	4,458	(326)	4,132

Basic and diluted earnings per unit - common	$0.22	$(0.02)	$0.20
Basic and diluted earnings per unit - subordinated	$0.22	$(0.02)	$0.20

	Year to date June 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$848	$848
Operating income	11,004	848	11,852
Net income	11,127	848	11,975
Net income attributable to partners' capital	7,572	509	8,081

Basic and diluted earnings per unit - common	$0.37	$0.02	$0.39
Basic and diluted earnings per unit - subordinated	$0.36	$0.03	$0.39

	Year to date September 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$303	$303
Operating income	17,356	303	17,659
Net income	17,462	303	17,765
Net income attributable to partners' capital	12,029	183	12,212

Basic and diluted earnings per unit - common	$0.58	$0.01	$0.59
Basic and diluted earnings per unit - subordinated	$0.58	$0.01	$0.59

* The sum of quarterly amounts above may not agree precisely to the year to date amounts due to rounding.

(a)	The Partnership revised the amounts originally reported for the periods above for the fair value adjustment to the JBBR Acquisition contingent consideration obligation.

Note 16—Subsequent Events

Cash Distribution

In January 2017, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.6 million for all common units outstanding. The distribution is for the period from October 1, 2016 through December 31, 2016.  The distribution was paid on February 15, 2017 to unitholders of record on February 8, 2016.

Long-Term Incentive Plan

In March 2017, the Board approved the grant of approximately 243,311 additional phantom units pursuant to the 2013 Plan to certain directors, employees and consultants.  The vesting related to each of the approved grants are based on the following: (i) 200,611 have time based vesting, (ii) 26,250 have performance based vesting, and (iii) 16,450 units have immediate vesting.   Each will be settled in common units and include a DER.