Form 10-Q
period 2017-06-30
Arc Logistics Partners LP
filed 2017-08-09
CIK 1583744

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, there were 19,545,944 common units.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$1,463	$4,584
Trade accounts receivable	9,416	8,257
Due from related parties	473	1,321
Inventories	370	397
Other current assets	2,406	2,060
Total current assets	14,128	16,619
Property, plant and equipment, net	395,172	395,511
Investment in unconsolidated affiliate	77,036	75,716
Intangible assets, net	110,610	117,716
Goodwill	39,871	39,871
Other assets	2,347	2,980
Total assets	$639,164	$648,413
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$3,473	$2,455
Accrued expenses	6,225	5,684
Due to general partner	904	2,082
Other liabilities	2,911	2,961
Total current liabilities	13,513	13,182
Credit facility	252,000	249,000
Other non-current liabilities	19,320	19,805
Total liabilities	284,833	281,987
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (19,519,276 and 19,477,021 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	271,578	282,228
Non-controlling interests	79,415	81,541
Accumulated other comprehensive (loss) income	3,338	2,657
Total partners’ capital	354,331	366,426
Total liabilities and partners’ capital	$639,164	$648,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Third-party customers	$25,113	$22,619	$49,561	$45,202
Related parties	1,474	3,625	2,951	7,108
	26,587	26,244	52,512	52,310
Expenses:
Operating expenses	8,873	8,228	17,746	16,914
Selling, general and administrative	2,712	3,103	5,951	7,026
Selling, general and administrative – affiliate	1,311	1,302	2,573	2,624
Depreciation	4,486	3,720	8,942	7,372
Amortization	3,589	3,672	7,261	7,370
(Gain) Loss on revaluation of contingent consideration, net	613	(659)	931	(848)
Total expenses	21,584	19,366	43,404	40,458
Operating income (loss)	5,003	6,878	9,108	11,852
Other income (expense):
Equity earnings from unconsolidated affiliate	2,441	2,466	4,812	4,927
Interest expense	(2,870)	(2,386)	(5,524)	(4,753)
Total other income (loss), net	(429)	80	(712)	174
Income before income taxes	4,574	6,958	8,396	12,026
Income taxes	-	24	31	51
Net income	4,574	6,934	8,365	11,975
Net income attributable to non-controlling interests	(1,346)	(2,084)	(2,674)	(3,894)
Net income attributable to partners' capital	3,228	4,850	5,691	8,081
Other comprehensive (loss) income	233	(19)	681	(915)
Comprehensive income (loss) attributable to partners’ capital	$3,461	$4,831	$6,372	$7,166

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.15	$0.24	$0.27	$0.39
Subordinated units (basic and diluted)	$-	$0.24	$-	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities:
Net income	$8,365	$11,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,942	7,372
Amortization	7,261	7,370
Equity earnings from unconsolidated affiliate, net of distributions	(786)	(168)
Amortization of deferred financing costs	822	739
Unit-based compensation	1,347	2,296
Net loss (gain) on revaluation of contingent consideration	931	(848)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,160)	(398)
Due from related parties	849	127
Inventories	27	84
Other current assets	(346)	214
Accounts payable	614	1,353
Accrued expenses	(458)	(1,900)
Due to general partner	(1,178)	356
Other liabilities	(235)	(943)
Net cash provided by operating activities	24,995	27,629
Cash flows from investing activities:
Capital expenditures	(6,879)	(11,642)
Investment in unconsolidated affiliate	(6)	-
Net cash paid for acquisitions	-	(8,000)
Net cash used in investing activities	(6,885)	(19,642)
Cash flows from financing activities:
Distributions	(17,158)	(16,948)
Deferred financing costs	(189)	(583)
Repayments to credit facility	(11,000)	-
Proceeds from credit facility	14,000	17,250
Payments of earn-out liability	(1,554)	(683)
Distributions paid to non-controlling interests	(4,800)	(5,400)
Net settlement withholding taxes related to stock based compensation	(202)	-
Distribution equivalent rights paid on unissued units	(328)	(504)
Net cash provided by (used in) financing activities	(21,231)	(6,868)
Net increase (decrease) in cash and cash equivalents	(3,121)	1,119
Cash and cash equivalents, beginning of period	4,584	5,870
Cash and cash equivalents, end of period	$1,463	$6,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,725	$4,320
Cash paid for income taxes	31	51
Non-cash investing and financing activities:
Decrease (increase) in earn-out liability in accounts payable and accrued expenses	(323)	-
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	1,723	1,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2016	$282,228	$81,541	$2,657	$366,426
Net income	5,691	2,674	-	8,365
Other comprehensive income (loss)	-	-	681	681
Unit-based compensation	1,347	-	-	1,347
Net settlement of withholding taxes related to unit-based compensation	(202)	-	-	(202)
Distribution equivalent rights paid on unissued units	(328)	-	-	(328)
Distributions	(17,158)	(4,800)	-	(21,958)
Partners’ capital at June 30, 2017	$271,578	$79,415	$3,338	$354,331

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

As of June 30, 2017, the Partnership’s assets consisted of:

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

The Partnership interests included the following as of June 30, 2017:

19,519,276 common units representing limited partner interests (of which 5,242,775 common units are held by Lightfoot);

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

Revision of Financial Statements

During the fourth quarter of 2016, the Partnership identified errors in the determination of the fair value of the earn-out liability related to the Joliet terminal acquisition for the first, second and third quarters of 2016.  Such liabilities should have been revalued at each reporting period to estimated fair value with the offset to current earnings.  The Partnership evaluated the materiality of the errors from qualitative and quantitative perspectives and concluded that the errors were not material, either individually or in the aggregate, to the Partnership’s previously issued interim financial statements.  The Partnership has, however, revised its interim statements for the affected periods.

The following table details the impact of these revisions for the three and six months ended June 30, 2016, on the Condensed Consolidated Statement of Operations:

	Quarter to date June 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$659	$659
Operating income	6,219	659	6,878
Net income	6,275	659	6,934
Net income attributable to partners' capital	4,455	395	4,850

Basic and diluted earnings per unit - common	$0.22	$0.02	$0.24
Basic and diluted earnings per unit - subordinated	$0.22	$0.02	$0.24

	Year to date June 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$848	$848
Operating income	11,004	848	11,852
Net income (a)	11,127	848	11,975
Net income attributable to partners' capital	7,572	509	8,081

Basic and diluted earnings per unit - common	$0.37	$0.02	$0.39
Basic and diluted earnings per unit - subordinated	$0.36	$0.03	$0.39
(a)	The corresponding amounts have been revised within the statement of cash flows for the six months ended June 30, 2016, with no net impact to operating cash flow.

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

No impairment charges were recorded during the six months ended June 30, 2017 and 2016.

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

Deferred Rent

The Portland Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Portland Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

Contingent Consideration

The Partnership records an estimate of the fair value of contingent consideration related to the earn-out obligations to CenterPoint Properties Trust (“CenterPoint”) as a part of the Joliet terminal acquisition, within “Other Liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016.  On a quarterly basis, the Partnership revalues the liability and records increases or decreases in the fair value of the recorded liability as an adjustment to earnings.  Changes to the contingent consideration liability can result from adjustments to the discount rate or the estimated amount and timing of the future throughput activity at the Joliet terminal.  The assumptions used to estimate fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of the Partnership’s contingent consideration obligations of $17.7 million and $18.0 million at June 30, 2017 and December 31, 2016, respectively, include discount rates ranging from 7.1% to 7.7% and changes in the assumed amount and timing of the future throughput activity which affects the amount and timing of payments on the earn-out obligation.  For further information, see Note 2, “Summary of Significant Accounting Policies – Fair Value of Financial Instruments,” to the unaudited condensed consolidated financial statements included in this report for additional information about the Partnership’s contingent consideration obligations.

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

There are many uncertainties associated with any legal proceeding and these actions or other third-party claims against the Partnership may cause the Partnership to incur costly litigation and/or substantial settlement charges. As a result, the Partnership’s business, financial condition, results of operations and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Partnership’s estimates, if any.

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

In connection with the Partnership’s acquisition, through Arc Terminals Joliet Holdings LLC (“Joliet Holdings), a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint for $216.0 million (the “JBBR Acquisition”), Joliet Holdings has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition at $19.7 million.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs, it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed throughput (contracted or uncontracted) and the long-term interest rates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense the Partnership records in any given period.  The key inputs in determining fair value of the Partnership’s contingent consideration obligations of $17.7 million and $18.0 million at June 30, 2017 and December 31, 2016, respectively, include discount rates ranging from 7.1% to 7.7% and changes in the estimated amount and timing of the future throughput activity which affects the timing of payments on the earn-out obligation. The Partnership recorded a $0.6 million non-cash loss and a $0.7 million non-cash gain on the revaluation of the earn-out liability during the three months ended June 30, 2017 and 2016, respectively.  The Partnership recorded a $0.9 million non-cash loss and a $0.8 million non-cash gain on the revaluation of the earn-out liability during the six months ended June 30, 2017 and 2016, respectively.  For the three and six months ended June 30, 2017, Joliet Holdings reported earn-out payments of $0.6 million and $1.2 million, respectively, to Centerpoint related to the earn-out obligation. For the three and six months ended June 30, 2016, Joliet Holdings reported earn-out payments of $0.3 million and $0.7 million, respectively, to Centerpoint related to the earn-out obligation.  Since the closing of the JBBR Acquisition in May 2015 through June 30, 2017, Joliet Holdings has reported earn-out payments of $4.0 million related to the earn-out obligation.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at			Balance at
	December 31	Revaluation	Earn-out	June 30,
	2016	Adjustments	payments	2017
Liabilities at fair value:
JBBR contingent consideration	$18,000	$931	$(1,231)	$17,700
Total liabilities at fair value	$18,000	$931	$(1,231)	$17,700

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

Non-Controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, the Partnership’s non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the six months ended June 30, 2017 and 2016, $4.8 million and $5.4 million, respectively, of distributions have been made to non-controlling interest holders of consolidated subsidiaries.

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

In August 2016, the FASB issued new guidance which makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides specific guidance on cash flow classification issues that are not currently addressed by GAAP and thereby reduces the current diversity in practice. The standard is effective for the Partnership’s financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted.  The Partnership does not expect this requirement to have a significant impact on its financial condition, results of operations, cash flows and related disclosures.

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

Gulf Oil Terminals Acquisition

In January 2016, the Partnership, through a newly formed wholly owned subsidiary, acquired four petroleum products terminals (the “Pennsylvania Terminals”) located in Altoona, Mechanicsburg, Pittston and South Williamsport, Pennsylvania from Gulf Oil Limited Partnership (“Gulf Oil”) for $8.0 million (the “Gulf Oil Terminals Acquisition”).  In connection with this acquisition, the Partnership also acquired an option to purchase from Gulf Oil at an agreed upon purchase price additional land with storage tanks located adjacent to one of the Pennsylvania Terminals.  At closing, the Partnership entered into a take-or-pay terminal services agreement with Gulf Oil with an initial term of two years.  The throughput and related services provided by the Partnership to Gulf Oil under the terminal services agreement are provided at the Pennsylvania Terminals, as well as several of the Partnership’s other petroleum products terminals.  The acquisition was financed with a combination of available cash and borrowings under the Credit Facility.

The Gulf Oil Terminals Acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).  The Gulf Oil Terminals Acquisition purchase price equaled the approximately $8.0 million fair value of the identifiable assets acquired and, accordingly, the Partnership did not recognize any goodwill as a part of the Gulf Oil Terminals Acquisition.  Transaction costs incurred by the Partnership in connection with the acquisition, consisting primarily of legal and other professional fees, totaled approximately $0.6 million and were expensed as incurred in accordance with ASC 805.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of June 30, 2017 and December 31, 2016 are represented below (in thousands):

Balance at December 31, 2016	$75,716
Equity earnings	4,812
Contributions	6
Distributions	(4,026)
Amortization of premium	(153)
Other comprehensive income (loss)	681
Balance at June 30, 2017	$77,036

Investment in Gulf LNG Holdings

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for $72.7 million. The carrying value of the LNG Interest on the date of acquisition was $64.1 million and therefore the excess amount paid by the Partnership over the carrying value was $8.6 million. This excess can be attributed to the underlying long-lived assets of Gulf LNG Holdings and is therefore being amortized using the straight-line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from June 30, 2017 is as follows (in thousands):

Total
2017	$156
2018	309
2019	309
2020	309
2021	309
Thereafter	6,136
$7,528

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	June 30,	December 31,
	2017	2016
Balance sheets
Current assets	$6,190	$7,474
Noncurrent assets	838,630	855,703
Total assets	$844,820	$863,177
Current liabilities	$78,746	$83,825
Long-term liabilities	594,233	621,802
Member’s equity	171,841	157,550
Total liabilities and member’s equity	$844,820	$863,177

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income statements
Revenues	$46,548	$46,484	$93,045	$92,968
Total operating costs and expenses	13,910	14,103	28,936	27,958
Operating income	32,638	32,381	64,109	65,010
Net income	$23,649	$23,891	$46,626	$47,736

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to the Partnership that they view the assertions by Eni USA to be without merit and that they will continue to vigorously contest the assertions set forth by Eni USA.  Although the Partnership does not control Gulf LNG Holdings, the Partnership also is of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel conducted an arbitration hearing in January 2017.  The Partnership expects the arbitration panel will issue its decision before the end of the third quarter of 2017.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, the Partnership’s business, financial conditions and results of operations and its ability to make cash distributions to its unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Land	$78,455	$78,455
Buildings and site improvements	93,046	84,976
Tanks and trim	129,019	124,438
Pipelines	20,507	20,507
Machinery and equipment	124,747	121,278
Office furniture and equipment	1,288	1,152
Construction in progress	7,264	14,917
	454,326	445,723
Less: Accumulated depreciation	(59,154)	(50,212)
Property, plant and equipment, net	$395,172	$395,511

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	June 30,	December 31,
	in Years	2017	2016
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	149,342	149,342
Non-compete agreements	2-3	741	741
		154,868	154,868
Less: Accumulated amortization		(44,258)	(37,152)
Intangible assets, net		$110,610	$117,716

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $6.9 million for the remainder of 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020, $12.2 million in 2021 and $54.3 million thereafter.

Note 7—Debt

Credit Facility

Concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower. The Credit Facility matures in November 2018 and has up to $300.0 million of borrowing capacity. As of June 30, 2017, the Partnership had borrowings of $252.0 million under the Credit Facility at an interest rate of 4.23%.  Based on the restrictions under the total leverage ratio covenant, as of June 30, 2017, the Partnership had $29.2 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2017, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

First Amendment

In January 2014, in connection with the lease agreement entered into at the Partnership’s Portland terminal, Arc Terminals Holdings, as borrower, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the first amendment to the Credit Facility (the “First Amendment”). The First Amendment principally modified certain provisions of the Credit Facility to allow Arc Terminals Holdings to enter into the Portland Lease Agreement relating to the use of petroleum products terminals and pipeline infrastructure located in Portland, Oregon.

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

Third Amendment

In July 2015, Arc Terminals Holdings, as borrower, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the third amendment to the Credit Facility as part of the financing for the Partnership’s purchase in July 2015 of all of the membership interests in UET Midstream, LLC (“UET Midstream”) from United Energy Trading, LLC (“UET”) and Hawkeye Midstream, LLC (together with UET, the “Pawnee Sellers”) for a purchase price, net of certain adjustments, of $76.6 million (the “Pawnee Terminal Acquisition”). Upon the consummation of the Pawnee Terminal Acquisition in July 2015, the aggregate commitments under the Credit Facility increased from $275 million to $300 million.

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

Fifth Amendment

In May 2017, Arc Terminals Holdings, as borrower, together with the Partnership and certain of its other subsidiaries, as guarantors, entered into the fifth amendment to the Credit Facility (the “Fifth Amendment”).  The Fifth Amendment principally modifies a provision of the Credit Agreement whereby the Partnership may maintain a total leverage ratio of up to 5.00 to 1.00 for a stated period of time.

Note 8—Partners’ Capital and Distributions

Units Outstanding

As of June 30, 2017, the Partnership had 19,519,276 common units outstanding.  Of that number, 5,242,775 were owned by Lightfoot.  In addition, the General Partner, which is owned by Lightfoot, has a non-economic general partner interest in the Partnership along with incentive distribution rights.

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

The table below summarizes the changes in the number of common units outstanding at December 31, 2016 through June 30, 2017:

Limited Partner Common Units
Units outstanding at December 31, 2016	19,477,021
Vesting of equity-based compensation awards	42,255
Units outstanding at June 30, 2017	19,519,276

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
June 30, 2017	$0.4400	$8,600	August 15, 2017	August 8, 2017
March 31, 2017	$0.4400	$8,588	May 15, 2017	May 8, 2017
December 31, 2016	$0.4400	$8,570	February 15, 2017	February 8, 2017
September 30, 2016	$0.4400	$8,493	November 15, 2016	November 7, 2016
June 30, 2016	$0.4400	$8,490	August 12, 2016	August 8, 2016

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and six months ended June 30, 2017, the Partnership recorded approximately $0.2 million and $0.4 million, respectively, of unit-based compensation expense related to the Director Grants.  For the three and six months ended June 30, 2016, the Partnership recorded $0.2 million and $0.4 million, respectively, of unit-based compensation related to the Director Grants.  As of June 30, 2017, the unrecognized unit-based compensation expense for the Director Grants is less than $0.1 million, which will be recognized ratably over the remaining term of the awards.  Through June 30, 2017, two-thirds of the phantom units granted under the Director Grants have vested.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants vested on the day after the end of the Subordination Period (as defined in the partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and six months ended June 30, 2017, the Partnership recorded $0.1 million and $0.3 million, respectively, of unit-based compensation expense related to the Employee Equity Grants.  For the three and six months June 30, 2016, the Partnership recorded $0.8 million and $1.5 million, respectively, of unit-based compensation expense related to the Employee Equity Grants.  As of June 30,

2017, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $10.9 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.  Through June 30, 2017, one-fourth of the phantom units granted under the Employee Equity Grants have vested.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and six months ended June 30, 2017 and 2016, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of June 30, 2017, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately less than $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.  Through June 30, 2017, one-fourth of the phantom units granted under the Employee Liability Grants have vested.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2017, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense related to the 2015 Equity Grants. As of June 30, 2017, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.2 million, which will be recognized ratably over the remaining term of the awards.  Through June 30, 2017, two-thirds of the phantom units granted under the 2015 Equity Grants have vested.

During the year ended December 31, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units (in addition to the 45,668 phantom units granted in March 2015) pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and six months ended June 30, 2017, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period with respect to the 2015 Performance Grants.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million of unit-based compensation expense during each period, with respect to the 2015 Performance Grants.  As of June 30, 2017, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.6 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.  Through June 30, 2017, one-fourth of the phantom units granted under the 2015 Performance Grants have vested.

During the year ended December 31, 2016, the Board authorized the grant of an aggregate of 94,000 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.1 million and vest in three equal annual installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2017, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2016 Equity Grants.  For the three and six months ended June 30, 2016, the Partnership recorded $0.1 million of unit-based compensation during each period, with respect to the 2016 Equity Grants.  As of June 30, 2017, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $0.6 million, which will be recognized ratably over the remaining term of the awards.  Through June 30, 2017, one-third of the phantom units granted under the 2016 Equity Grants have vested.

During the six months ended June 30, 2017, the Board authorized the grant of an aggregate of 127,561 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2017 Equity Grants”).  Each 2017 Equity Grant will be settled in common units and includes a DER.  The 2017 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.8 million, 109,111 of the 2017 Equity Grants vest in three equal annual installments over a three-year period starting from the date of grant, 16,450 of the 2017 Equity Grants vested immediately on the date of grant, and 2,000 of the 2017 Equity Grants had one-third of the phantom units vest on the date of grant while the remaining two-thirds will vest in two equal annual installments over a two-year period starting from the date of grant.  For the three and six months ended June 30, 2017, the Partnership recorded $0.1 million and $0.4 million, respectively, of unit based compensation expense with respect to the 2017 Equity Grants.  As of June 30, 2017, the unrecognized unit-based compensation expense for the 2017 Equity Grants is approximately $1.4 million, which will be recognized ratably over the remaining term of the awards.

During the six months ended June 30, 2017, the Board authorized the grant of an aggregate of 26,250 phantom units pursuant to the 2013 Plan to an employee of an affiliate of the Partnership Entities (“2017 Performance Grant”).  The 2017 Performance Grant will be settled in common units and includes a DER.  The 2017 Performance Grant is classified as an equity award for accounting purposes, has an aggregate grant date fair value of $0.4 million and will vest in three equal installments based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common unitholders at or above a stated level, with (A) one-third of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) one-third of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last one-third of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the 2017 Performance Grant expires on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and six months ended June 30, 2017, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period with respect to the 2017 Performance Grant.  As of June 30, 2017, the unrecognized unit-based compensation expense for the 2017 Performance Grant is approximately $0.3 million which may be recognized variably over the remaining term of the award based on the probability of the achievement of the performance vesting requirements.

During the six months ended June 30, 2017, the Board authorized the grant of an aggregate of 10,475 phantom units pursuant to the 2013 Plan to employees of the Partnership Entities (“2017 Employee Liability Grants”). Each 2017 Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER.  The 2017 Employee Liability Grants are classified as liability awards for accounting purposes, have an aggregate grant date fair value of $0.1 million and will vest in three equal installments over a three-year period starting from the date of grant.  For the three and six months ended June 30, 2017, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2017 Employee Liability Grants.  As of June 30, 2017, the unrecognized unit-based compensation expense for the 2017 Employee Liability Grants is approximately $0.1 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2017, the Partnership paid approximately $0.4 million and $0.8 million, respectively, in DERs to phantom unit-holders. For the three and six months ended June 30, 2017, $0.2 million and $0.4 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.4 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  For the three and six months ended June 30, 2016, the Partnership paid approximately $0.5 million and $0.9 million, respectively, in DERs to phantom unit-holders.  For the three months and six months ended June 30, 2016, $0.3 million and $0.5 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.4 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and six months ended June 30, 2017 was $0.5 million and $1.4 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  The total compensation expense related to the 2013 Plan for the three and six months ended June 30, 2016 was $1.2 million and $2.4 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2017 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	6/30/2017
Balance at December 31, 2016	804,818	$23.29	4,125	$25.46	$15.19
Granted	153,811	$14.30	10,475	$14.01	$-
Vested	(56,961)	$13.80	(500)	$14.01	$-
Forfeited	(6,667)	$25.46	(775)	$19.55	$-
Balance at June 30, 2017	895,001	$22.33	13,325	$17.23	$15.19

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and six months ended June 30, 2017 and 2016, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”) as they are considered to be participating securities. For the three and six months ended June 30, 2017 and 2016, none of the phantom units are included in the calculation of diluted earnings per share due to the Partnership having declared distributions in excess of reported net income attributable to partners’ capital.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income attributable to partners' capital	$3,228	$4,850	$5,691	$8,081
Less:
Distribution equivalent rights for unissued units	227	260	422	534
Net income available to limited partners	$3,001	$4,590	$5,269	$7,547

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income allocated to common unitholders	$3,001	$3,141	$5,269	$5,169
Net income (loss) allocated to subordinated unitholders	$-	$1,449	$-	$2,377
Net income allocated to limited partners:	$3,001	$4,590	$5,269	$7,546

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	19,519	13,181	19,503	13,179
Subordinated units - (basic and diluted)	-	6,081	-	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.15	$0.24	$0.27	$0.39
Subordinated - (basic and diluted)	$-	$0.24	$-	$0.39

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

For the three months ended June 30, 2017 and 2016, the General Partner incurred expenses of $1.3 million and $1.3 million, respectively.  For the six months ended June 30, 2017 and 2016, the General Partner incurred expenses of $2.6 million and $2.6 million, respectively.  Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of June 30, 2017 and December 31, 2016, the Partnership had a payable of approximately $0.9 million and $2.1 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Throughput Agreements with UET

  In connection with the Pawnee Terminals Acquisition, the Partnership acquired two terminalling services agreements with UET (each, a “UET Throughput Agreement”).  Each UET Throughput Agreement requires UET Midstream to make available to UET a minimum volume of throughput capacity on a monthly basis at the Pawnee terminal in exchange for payment by UET of a fixed, per barrel monthly fee for such capacity regardless of whether UET utilizes any or all such throughput capacity, in each case subject to certain exceptions.  The minimum monthly contract throughput capacity increases each year during the initial five-year term under one of the UET Throughput Agreements. The initial term of each UET Throughput Agreement (which expire in May 2020) will automatically extend under certain circumstances.  Each UET Throughput Agreement requires UET to deliver crude oil that meets certain specifications and to pay certain other fees, including fees for the use of excess throughput capacity and certain other ancillary services.  The UET Throughput Agreements contain certain other customary insurance, indemnification, default and termination provisions, including the right of a party to terminate the applicable UET Throughput Agreement following an event of default and the expiration of all applicable cure periods.

Revenues – Related Parties

The total revenues associated with the storage and throughput agreements for Center Oil, UET and Gulf Coast Asphalt Company (“GCAC”) reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Center Oil	$1,474	$1,470	$2,951	$2,931
UET (a)	N/A	1,706	N/A	3,281
GCAC (a)	N/A	449	N/A	896
Total	$1,474	$3,625	$2,951	$7,108

(a)	GCAC and UET are no longer considered related parties of the Partnership

The total receivables associated with the storage and throughput agreements for Center Oil, UET and GCAC reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Center Oil	$473	$676
UET (a)	N/A	645
GCAC (a)	N/A	N/A
Total	$473	$1,321
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

Joliet LLC Agreement

In connection with the JBBR Acquisition in May 2015, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  As of April 2017, John Pugh serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Company.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet terminal.  Arc Terminals Holdings receives a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet terminal.  During the three months ended June 30, 2017 and 2016, the Partnership was paid $0.4 million and $0.3 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.  During the six months ended June 30, 2017 and 2016, the Partnership was paid $0.8 million and $0.6 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

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

UET Contribution Agreement

In July 2015, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a contribution agreement (the “Contribution Agreement”) with the Pawnee Sellers, pursuant to which it acquired all of the limited liability company interests of UET Midstream from the Pawnee Sellers for total consideration, net of certain adjustments, of $76.6 million, consisting of $44.3 million in cash and $32.3 million of common units of the Partnership.  The number of common units issued to the Pawnee Sellers at the closing of the Pawnee Terminal Acquisition was based upon an issuance price of $18.50 per unit, which resulted in the issuance of 1,745,669 of the Partnership’s common units.

Registration Rights Agreement with Pawnee Sellers

In connection with the issuance of the Partnership’s common units to the Pawnee Sellers (the “Initial Pawnee Holders”) pursuant to the Contribution Agreement as partial consideration for the Pawnee Terminal Acquisition, the Partnership entered into a Registration Rights Agreement (the “Pawnee Registration Rights Agreement”), dated as of July 14, 2015, with the Initial Pawnee Holders. The issuance of the Partnership’s common units pursuant to the Contribution Agreement was made in reliance upon an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

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

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Six Months Ended		% of Receivables
	June 30,		June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	34%	33%	34%	33%	32%	32%
Customer B	11%	11%	11%	12%	10%	11%
Total	45%	44%	45%	45%	42%	43%

Note 13—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains preventative maintenance and compliance programs designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of June 30, 2017 and December 31, 2016, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership had not accrued for any loss contingencies in 2017 and 2016.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of June 30, 2017 are presented below (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$252,000	$-	$252,000	$-	$-	$-	$-
Operating lease obligations	14,290	3,243	6,381	4,665	1	-	-
Earn-out obligations	23,026	1,051	2,281	2,281	2,281	2,281	12,851
Settlement obligations	750	250	500	-	-	-	-
Total	$290,066	$4,544	$261,162	$6,946	$2,282	$2,281	$12,851

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Portland Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Portland Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners, LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP.  The Portland Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.  During the term of the Portland Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland terminal in the prior month.  The base rent in the initial years of the Portland Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and is $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC at the Portland terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Portland Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended June 30, 2017 and 2016, the rent expense associated with the Portland Lease Agreement was $1.6 million, during each period. During the six months ended June 30, 2017 and 2016, the rent expense associated with the Portland Lease Agreement was $3.2 million, during each period.  During the three and six months ended June 30, 2017 and 2016, there was no variable rent associated with the Portland Lease Agreement. So long as Arc Terminals Holdings is not in default under the Portland Lease Agreement, it shall have the right to purchase the Portland terminal at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the Purchase Option is not exercised, the Portland Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Portland Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of $4 million and $6 million, respectively.

CenterPoint Earnout

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through June 30, 2017, Joliet Holdings has reported earn-out amounts of $4.0 million related to the earn-out obligation.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

Settlement Obligation

In February 2016, Arc Terminals Holdings entered into a settlement agreement with its customer at the Blakeley, AL facility (the “Blakeley Customer”) pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of the Blakeley Customer’s sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  During the year ended December 31, 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  Through June 30, 2017, the Partnership has paid $1.3 million related to the settlement agreement.

Note 14—Subsequent Events

Cash Distributions

In July 2017, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.6 million for all common units outstanding. The distribution is for the period from April 1, 2017 through June 30, 2017.  The distribution is payable on August 15, 2017 to unitholders of record on August 8, 2017.

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they will continue to vigorously contest the assertions set forth by Eni USA.  As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. A three-member arbitration panel conducted an arbitration hearing in January 2017.  We expect the arbitration panel will issue its decision before the end of the third quarter of 2017.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.  For the six months ended June 30, 2017, 18% and 20% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the six months ended June 30, 2016, 18% and 25% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.

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

Diversity of Receipt and Delivery Modes

Access to terminal facilities includes marine, rail, pipeline and truck.  Depending on the type of commodity our customers are storing or throughputting, each product receipt/delivery mode may offer a significant advantage to that customer at any one time or under a certain situation.  In order for our customers to optimize product pricing differentials, they generally prefer as many receipt/delivery modes as possible to access our facilities whether it be for crude oil, petroleum products, ethanol and/or biodiesel.  An important factor in potential customers deciding whether to execute a new contract with us is the availability of these receipt/delivery modes versus our competition.  If we are not able to offer a customer their preferred receipt/delivery mode that a competitor is able to offer, we will most likely not be successful in executing an agreement with that customer.

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

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with ExxonMobil Oil Corporation (“Exxon”), each with an initial three-year term that is currently scheduled to expire in May 2018. Based on conversations with representatives of Exxon, we do not expect Exxon to exercise in August 2017 its option to renew the term of the Exxon agreements on the current terms and conditions. Although Exxon has expressed interest in using the services of the Joliet terminal past the currently scheduled contract expiry date of May 2018, and we intend to continue discussions with Exxon regarding such services, there can be no assurances that any such arrangement will occur.  If we are unable to enter into a new arrangement with Exxon on terms that are similar to the current terms, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders could be materially adversely affected. For the six months ended June 30, 2017, Exxon, our largest customer, accounted for 29% and 38% of our Adjusted EBITDA and Distributable Cash Flow, respectively, in each case after removing the non-controlling interest portion related to our co-investor’s ownership interest in Arc Terminals Joliet Holdings LLC (“Joliet Holdings”).

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of

June 30, 2017, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of June 30, 2017, the remaining term of each terminal use agreement is approximately 14 years.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Distributable Cash Flow to cash flows from operating activities for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to partners' capital	$3,228	$4,850	$5,691	$8,081
Income taxes	-	24	31	51
Interest expense	2,870	2,386	5,524	4,753
Depreciation (a)	4,007	3,265	7,985	6,466
Amortization (a)	3,005	3,055	6,061	6,136
One-time non-recurring expenses (b)	-	42	-	601
Non-cash unit-based compensation	529	1,207	1,368	2,294
Non-cash loss (gain) on revaluation of contingent consideration, net (a)(c)	368	(395)	558	(509)
Non-cash deferred rent expense (d)	65	65	131	131
Adjusted EBITDA	$14,072	$14,499	$27,349	$28,004
Cash interest expense	(2,452)	(2,182)	(4,725)	(4,320)
Cash income taxes	-	(24)	(31)	(51)
Maintenance capital expenditures	(853)	(2,296)	(1,949)	(4,402)
Equity earnings from the LNG Interest	(2,441)	(2,466)	(4,812)	(4,927)
Cash distributions received from the LNG Interest	2,374	2,581	4,026	4,759
Distributable Cash Flow	$10,700	$10,112	$19,858	$19,063
Maintenance capital expenditures	853	2,296	1,949	4,402
Distributable cash flow attributable to non-controlling interests	2,408	2,627	4,831	5,355
Changes in operating assets and liabilities	(667)	(255)	(1,885)	(1,106)
One-time non-recurring expenses (b)	-	(42)	-	(601)
Other non-cash adjustments	157	369	242	516
Net cash provided by operating activities	$13,451	$15,107	$24,995	$27,629

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

Results of Operations

The following table and discussion is a summary of our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands, except operating data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Third-party customers	$25,113	$22,619	$49,561	$45,202
Related parties	1,474	3,625	2,951	7,108
	26,587	26,244	52,512	52,310
Expenses:
Operating expenses	8,873	8,228	17,746	16,914
Selling, general and administrative	2,712	3,103	5,951	7,026
Selling, general and administrative - affiliate	1,311	1,302	2,573	2,624
Depreciation	4,486	3,720	8,942	7,372
Amortization	3,589	3,672	7,261	7,370
(Gain) Loss on revaluation of contingent consideration, net	613	(659)	931	(848)
Total expenses	21,584	19,366	43,404	40,458
Operating (loss) income	5,003	6,878	9,108	11,852
Other income (expense):
Equity earnings from unconsolidated affiliate	2,441	2,466	4,812	4,927
Interest expense	(2,870)	(2,386)	(5,524)	(4,753)
Total other income, net	(429)	80	(712)	174
Income before income taxes	4,574	6,958	8,396	12,026
Income taxes	-	24	31	51
Net income	4,574	6,934	8,365	11,975
Net income attributable to non-controlling interests	(1,346)	(2,084)	(2,674)	(3,894)
Net income attributable to partners' capital	$3,228	$4,850	$5,691	$8,081
Other Financial Data:
Adjusted EBITDA	$14,072	$14,499	$27,349	$28,004
Distributable Cash Flow	$10,700	$10,112	$19,858	$19,063
Operating Data:
Storage capacity (bbls)	7,842,600	7,741,100	7,842,600	7,741,100
Throughput (bpd)	174,418	162,480	166,988	153,778
% Take or pay revenue	82%	84%	82%	85%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Storage Capacity. Storage capacity for the three months ended June 30, 2017 increased by 101,500 barrels, or 1%, compared to the three months ended June 30, 2016.  The increase in storage capacity is related to the completion of the third 100,000 barrel tank at the Pawnee terminal and the completion of three new 500 barrel bio-diesel tanks at our Altoona, Dupont and Mechanicsburg terminals.

Throughput Activity. The following table details the types and amounts of throughput generated during the three months ended June 30, 2017 and 2016 (in thousands of barrels per day, except percentages):

	Three Months Ended
	June 30,
	2017	2016	Change in bpd	% Change
Asphalts and industrial products	20,204	18,485	1,719	9%
Crude oil	76,238	75,237	1,001	1%
Distillates	28,055	25,450	2,605	10%
Gasoline	49,921	43,308	6,613	15%
Total	174,418	162,480	11,938	7%

Throughput activity for the three months ended June 30, 2017 increased by 11.9 mbpd or 7% compared to the three months ended June 30, 2016.

The 1.7 mbpd or 9% increase in asphalt and industrial products throughput is related to an increase in existing customer activity at our Blakeley and Mobile terminals, and new customer activity at our Blakeley and Chickasaw terminals offset by customer non-renewals and reduced activity at our Blakeley, Chickasaw and Mobile terminals.

The 1.0 mbpd or 1% increase in crude oil throughput is the result of an increase of 11.3 mbpd of throughput at our Joliet terminal offset by a decrease of 10.3 mbpd of throughput at our Pawnee and Portland terminals.

The 2.6 mbpd or 10% increase in distillates throughput is the result of (i) a 3.0 mbpd increase of throughput associated with recently executed new customer agreements at our Chickasaw, Cleveland, Toledo and Pennsylvania terminals; (ii) a net increase in existing customer activity of 4.1 mbpd at our Baltimore, Chickasaw, Cleveland, Madison, Selma and the Pennsylvania terminals; and (iii) a 7.4 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by an 8.6 mbpd of reduced customer activity at our Mobile, Norfolk, Portland, Spartanburg and Toledo terminals and a 2.5 mbpd decrease related to amending existing agreements and customer non-renewals of short-term agreements in the Gulf Coast and at the Pennsylvania terminals.

The 6.6 mbpd or 15% increase in gasoline throughput is the result of (i) a 1.5 mbpd of increased throughput associated with recently executed agreements at our Baltimore terminal; (ii) a net increase in existing commercial activity of 7.5 mbpd at our Altoona, Cleveland, Madison, Mechanicsburg, Norfolk, Selma and Toledo terminals; and (iii) a 2.4 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by a net reduction in customer activity of 2.1 mbpd at our Altoona, Brooklyn, Dupont, Norfolk, Selma, Toledo and Williamsport terminals and a 2.7 mbpd decrease related to amending existing agreements at the Pennsylvania terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended June 30, 2017 and 2016 (in thousands, except percentages).

	Three Months Ended
	June 30,
	2017	2016	$ Change	% Change
Minimum storage & throughput services fees	$21,495	$21,806	$(311)	-1%
Excess throughput & handling fees	3,559	2,995	564	19%
Total storage & throughput services fees	$25,054	$24,801	$253	1%
Ancillary services fees	1,533	1,443	90	6%
Total revenues	$26,587	$26,244	$343	1%

Revenues for the quarter ended June 30, 2017 increased by $0.3 million, or 1%, compared to the quarter ended June 30, 2016. Total storage and throughput services fees increased by $0.3 million, or 1%, compared to the three months ended June 30, 2016. Minimum storage and throughput services fees decreased by $0.3 million, or 1%, as compared to the same period in 2016, due to the following:

•

Increase of $0.8 million related to the execution of new customer agreements or the execution of new agreements with existing customers at our Altoona, Blakeley, Brooklyn, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile and Toledo terminals;

•

Increase of $0.6 million from customers who increased their long-term and short-term storage capacity requirements or whose contracts included automatic step-up provisions at our Blakeley, Brooklyn, Chickasaw, Cleveland, Joliet, Madison, Pawnee and Toledo terminals;

•

Decrease of $1.0 million from customer non-renewals at our Brooklyn, Norfolk and Selma terminals and taking tanks out of service for inspections and repairs at our Blakeley and Chickasaw terminals; we then recontracted the majority of this capacity to new or existing customers under long-term agreements, and the revenue will commence upon the completion of tank inspections and infrastructure upgrades; and

•

Decrease of $0.8 million from customers who reduced their short-term storage capacity needs and/or reduced their total minimum take-or-pay volume requirements or rates at our Altoona, Baltimore, Dupont, Mechanicsburg, Mobile, Norfolk, Portland and Williamsport terminals.

Excess throughput and handling fees increased by $0.6 million, or 19%, as compared to the same period in 2016, due to the following:

•

Increase of $0.4 million from the execution of new customer agreements or agreements with existing customers at terminals in our network including at our Altoona, Baltimore, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile, Selma, Toledo and Williamsport terminals;

•	Increase of $0.6 million from incremental existing customer throughput and handling fees at our Baltimore, Blakeley, Cleveland, Madison, Mechanicsburg, Mobile, Pawnee, Selma and Toledo terminals;
•	Increase of less than $0.1 million from either contract amendments or contractual rate adjustments at our Altoona, Baltimore, Dupont, Mechanicsburg, Selma, Toledo and Williamsport terminals;

•	Decrease of $0.1 million from customer non-renewals at our Baltimore, Blakeley, Chickasaw and Norfolk terminals; and
•

Decrease of $0.5 million from reduced customer activity or contract amendments resulting in reduced activity at our Altoona, Blakeley, Brooklyn, Chickasaw, Dupont, Joliet, Mobile, Mobile-Methanol, Norfolk, Spartanburg, Toledo and Williamsport terminals.

Ancillary services fees increased by $0.1 million, or 6%, as compared to the same period in 2016, due to the following:

•	Increase of less than $0.1 million from services provided for new customer agreements or agreements with existing customers at our Blakeley, Chickasaw and Mobile terminals;
•

Increase of $0.3 million from the services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Brooklyn, Joliet, Mobile and Norfolk terminals;

•

Decrease of $0.2 million from services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services at our Baltimore, Blakeley, Chickasaw, Cleveland, Mobile-Methanol, Pawnee, Portland, Selma and Toledo terminals; and

•	Decrease of less than $0.1 million from services provided to customers at our Blakeley, Chickasaw and Mobile terminals for customers who elected not to renew their existing agreements.

Operating Expenses. Operating expenses for the three months ended June 30, 2017 increased by $0.6 million, or 8%, compared to the three months ended June 30, 2016. The increase was related to: (i) $0.1 million attributable to higher expenses incurred as result of increased throughput activity, including additive, utility and supply expenses; (ii) $0.1 million related to an increase in repair and maintenance expense; (iii) $0.1 million due to an increase in contract labor in support of customer activities at the Joliet terminal; (iv) an increase in property taxes of $0.4 million; and (v) a less than $0.1 million related to increased compliance expenses. The increase in operating expenses was partially offset by reduced payroll expenses of $0.1 million.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended June 30, 2017 decreased by $0.4 million, or 9%, compared to the three months ended June 30, 2016.  The decrease in SG&A expenses was related to a less than $0.1 million decrease in professional fees, a less than $0.1 million decrease in due diligence related expenses and a $0.3 million decrease related to a reduction in stock based compensation expenses.

Depreciation and Amortization Expense. Depreciation expense for the three months ended June 30, 2017 increased by $0.8 million, or 21%, compared to the three months ended June 30, 2017, primarily due to the impact of the expansion projects at our Pennsylvania terminals which were acquired in 2016, customer expansion activities and incremental maintenance projects.  Amortization expense for the three months ended June 30, 2017 decreased $0.1 million, or 2%, compared to the three months ended June 30, 2016, primarily due to an intangible asset related to the Mobile terminal acquisition becoming fully amortized in the first quarter of 2016.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended June 30, 2017 decreased by less than $0.1 million compared to the three months ended June 30, 2016.  This decrease is attributable to the increase in legal fees at Gulf LNG related to the on-going Eni USA arbitration.

Interest Expense. Interest expense for the three months ended June 30, 2017 increased by $0.5 million, or 20%, compared to the three months ended June 30, 2016. The increase in interest expense was the result of higher outstanding indebtedness and interest rates during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The increase in indebtedness was primarily related to the amounts drawn from our credit facility to fund expansion capital projects.

Net Income. Net income for the three months ended June 30, 2017 decreased by $2.4 million, or 34%, compared to the three months ended June 30, 2016.  The decrease was primarily related to: (i) a $0.6 million increase in operating expenses primarily related to an increase in property taxes and increased throughput related activity; (ii) a $0.8 million increase in depreciation expense related to the depreciation of our recent capital expenditures; (iii) a $1.3 million increase on the revaluation of the contingent consideration; and (iv) a $0.5 million increase in interest expense due to higher outstanding indebtedness and an increase in interest rates. These decreases to net income were partially offset by a decrease in SG&A expense principally attributable to a decrease in professional fees, due diligence expense and employee compensation expense of $0.4 million and an increase in revenue of $0.3 million.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2017 decreased by $0.4 million, or 3%, compared to the three months ended June 30, 2016.  The decrease in Adjusted EBITDA for the three months ended June 30, 2017 was primarily attributable to an increase in operating expenses and a reduction in the income from our investment in Gulf LNG offset by reduced SG&A expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Storage Capacity. Storage capacity for the six months ended June 30, 2017 increased by 101,500 barrels, or 1%, compared to the six months ended June 30, 2016.  The increase in storage capacity is related to the completion of the third 100,000 barrel tank at the Pawnee terminal and the completion of three new 500 barrel bio-diesel tanks at our Altoona, Dupont and Mechanicsburg terminals.

Throughput Activity. The following table details the types and amounts of throughput generated during the six months ended June 30, 2017 and 2016 (in thousands of barrels per day, except percentages):

	Six Months Ended
	June 30,
	2017	2016	Change in bpd	% Change
Asphalts and industrial products	18,772	16,468	2,304	14%
Crude oil	72,994	72,716	278	0%
Distillates	26,141	22,311	3,830	17%
Gasoline	49,081	42,283	6,798	16%
Total	166,988	153,778	13,210	9%

Throughput activity for the six months ended June 30, 2017 increased by 13.2 mbpd, or 9%, compared to the six months ended June 30, 2016.

The 2.3 mbpd, or 14%, increase in asphalt and industrial products throughput is related to a net increase in existing customer activity and new customer additions in the Gulf Coast.

The 0.3 mbpd, or less than 1%, increase in crude oil throughput is the result of a decrease of 16.9 mbpd of throughput at our Pawnee and Portland terminals offset by an increase of 17.2 mbpd of throughput at our Joliet terminal.

The 3.8 mbpd, or 17%, increase in distillates throughput is the result of (i) a 2.8 mbpd of increased throughput associated with recently executed agreements at our Altoona, Chickasaw, Cleveland, Dupont, Mechanicsburg and Toledo terminals; (ii) a net increase in existing customer activity of 4.8 mbpd at our Altoona, Baltimore, Chickasaw, Dupont, Mechanicsburg, Selma and Williamsport terminals; and (iii) a 5.7 mbpd of increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by a 6.1 mbpd decrease in customer activity at our Cleveland, Madison, Mobile, Norfolk, Mobile, Portland and Toledo terminals and a 3.6 mbpd decrease related to amending existing agreements and customer non-renewals of short-term agreements at our Altoona, Blakeley, Chickasaw, Dupont, Mechanicsburg, Norfolk and Selma terminals..

The 6.8 mbpd, or 16%, increase in gasoline throughput is the result of (i) a 0.1 mbpd of increased throughput associated with recently executed agreements at our Mechanicsburg terminal; (ii) a net increase in existing commercial activity of 7.0 mbpd at our Altoona, Cleveland, Madison, Mechanicsburg, Norfolk, Portland, Selma and Toledo terminals; and (iii) a 2.9 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by a net reduction in customer activity of 0.6 mbpd at our Baltimore, Brooklyn  and Williamsport terminals and a 2.5 mbpd decrease related to amending existing agreements at our Altoona, Dupont and Mechanicsburg terminals.

Revenues. The following table details the types and amounts of revenues generated during the six months ended June 30, 2017 and 2016 (in thousands, except percentages).

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
Minimum storage & throughput services fees	$42,414	$43,824	$(1,410)	-3%
Excess throughput & handling fees	6,876	5,650	1,226	22%
Total storage & throughput services fees	$49,290	$49,474	$(184)	0%
Ancillary services fees	3,222	2,836	386	14%
Total revenues	$52,512	$52,310	$202	0%

Revenues for the six months ended June 30, 2017 increased by $0.2 million, or less than 1%, compared to the six months ended June 30, 2016. Total storage and throughput services fees decreased by $0.2 million, or less than 1%, compared to the six months ended June 30, 2016. Minimum storage and throughput services fees decreased by $1.4 million, or 3%, as compared to the same period in 2016, due to the following:

•

Increase of $1.0 million related to the execution of new customer agreements or the execution of new agreements with existing customers at our Altoona, Blakeley, Brooklyn, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile and Toledo terminals;

•

Increase of $1.3 million from customers who increased their long-term and short-term storage capacity requirements or whose contracts included automatic step-up provisions at our Blakeley, Brooklyn, Chickasaw, Cleveland, Joliet, Madison, Pawnee and Toledo terminals;

•

Decrease of $1.7 million from customer non-renewals at our Blakeley, Brooklyn, Chickasaw, Norfolk and Selma terminals; we then recontracted the majority of this capacity to new or existing customers under long-term agreements, and the revenue will commence upon the completion of tank inspections and infrastructure upgrades; and

•

Decrease of $2.0 million from customers who reduced their short-term storage capacity needs and/or reduced their total minimum take-or-pay volume requirements or rates at our Altoona, Baltimore, Dupont, Mechanicsburg, Mobile, Norfolk, Portland, Selma and Williamsport terminals.

Excess throughput and handling fees increased by $1.2 million, or 22%, as compared to the same period in 2016, due to the following:

•

Increase of $0.7 million from the execution of new customer agreements or agreements with existing customers at other terminals in our network including at our Altoona, Baltimore, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile, Selma, Toledo and Williamsport terminals;

•	Increase of $1.1 million from incremental existing customer throughput and handling fees at our Baltimore, Blakeley, Cleveland, Madison, Mechanicsburg, Norfolk, Pawnee and Selma terminals;
•	Increase of $0.1 million from either contract amendments or contractual rate adjustments in Altoona, Baltimore, Dupont, Selma, Toledo and Williamsport terminals;
•	Decrease of $0.2 million from customer non-renewals at our Baltimore, Blakeley, Chickasaw, Norfolk and Selma terminals; and
•

Decrease of less than $0.6 million from reduced customer activity or contract amendments resulting in reduced activity in Altoona, Blakeley, Brooklyn, Chickasaw, Dupont, Joliet, Mobile, Mobile-Methanol, Mechanicsburg, Norfolk, Spartanburg, Toledo and Williamsport terminals.

Ancillary services fees increased by $0.4 million, or 14%, as compared to the same period in 2016, due to the following:

•	Increase of less than $0.1 million from services provided pursuant to new customer agreements or agreements with existing customers at our Blakeley, Chickasaw and Mobile terminals;
•

Increase of $0.9 million from the services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Brooklyn, Cleveland, Dupont, Joliet, Mechanicsburg, Mobile, Norfolk, Selma and Spartanburg terminals;

•

Decrease of $0.4 million from services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Baltimore, Blakeley, Chickasaw, Pawnee, Portland, and Toledo terminals; and

•	Decrease of less than $0.2 million from services provided to customers at our Blakeley, Chickasaw, Joliet and Mobile terminals for customers who elected not to renew existing agreements.

Operating Expenses. Operating expenses for the six months ended June 30, 2017 increased by $0.8 million, or 5%, compared to the six months ended June 30, 2016. The increase was related to: (i) $0.2 million attributable to expenses incurred as result of increased throughput activity including additive, utility and supply expenses; (ii) $0.1 million related to an increase in repair and maintenance expense; (iii) $0.3 million due to an increase in contract labor in support of customer activities at the Joliet terminal; (iv) an increase in property taxes of $0.3 million; and (v) $0.1 million related to increased compliance expense. The increase in operating expenses was offset by reduced payroll expenses of less than $0.2 million due to a realignment and optimization of our workforce and a reduction in our insurance premiums of less $0.1 million.

Selling, General and Administrative Expenses.  SG&A expenses for the six months ended June 30, 2017 decreased by $1.1 million, or 12%, compared to the six months ended June 30, 2016.  The decrease in SG&A expenses was related to a $0.3 million decrease in professional fees, a $0.3 million decrease of due diligence related expenses and a $0.5 million reduction in stock based compensation expenses.

Depreciation and Amortization Expense. Depreciation expense for the six months ended June 30, 2017 increased by $1.6 million, or 21%, compared to the six months ended June 30, 2016, primarily due to the impact of the expansion projects at our Pennsylvania terminals which were acquired in 2016, customer expansion activities and incremental maintenance projects.  Amortization expense for the six months ended June 30, 2017 decreased by $0.1 million, or 1%, compared to the six months ended June 30, 2016, primarily due to an intangible asset related to the Mobile terminal acquisition becoming fully amortized in the first quarter of 2016.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the six months ended June 30, 2017 decreased by $0.1 million compared to the six months ended June 30, 2016.  This decrease is attributable to the increase in legal fees at Gulf LNG related to the on-going Eni USA arbitration.

Interest Expense. Interest expense for the six months ended June 30, 2017 increased by $0.8 million, or 16%, compared to the six months ended June 30, 2016. The increase in interest expense was the result of higher outstanding indebtedness and interest rates during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The increase in indebtedness was primarily related to the amounts drawn from our credit facility to fund expansion capital projects.

Net Income. Net income for the six months ended June 30, 2017 decreased by $3.6 million, or 30%, compared to the six months ended June 30, 2016.  The decrease was primarily related to: (i) a $0.8 million increase in operating expenses primarily related to an increase in property taxes and increased throughput related activity, (ii) a $1.6 million increase in depreciation expense related to the depreciation of our recent capital expenditures, (iii) a $1.8 million increase on the revaluation of the contingent consideration, and (iv) a $0.8 million increase in interest expense due to higher outstanding indebtedness and an increase in interest rates. These decreases to net income were partially offset by a decrease in SG&A expense principally attributable to a decrease in professional fees, due diligence expense and employee compensation expense of $1.1 million.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2017 decreased by $0.7 million, or 2%, compared to the six months ended June 30, 2016.  The decrease in Adjusted EBITDA for the six months ended June 30, 2017 was primarily attributable to an increase in operating expenses and a reduction in the income from our investment in Gulf LNG offset by reduced SG&A expense.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions to our partners. Our sources of liquidity include cash generated by our operations, borrowings under our Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) and issuances of equity and debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements. Please read “—Cash Flows” and “—Capital Expenditures” for a further discussion of the impact on liquidity.

In July 2017, we declared a quarterly distribution of $0.44 per common unit, which equates to approximately $8.6 million per quarter, or $34.4 million on an annualized basis, based on the number of common units outstanding as of August 2, 2017.  The distribution is payable on August 15, 2017 to unitholders of record on August 8, 2017.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with Exxon, each with an initial three-year term that is currently scheduled to expire in May 2018. We do not expect Exxon to exercise in August 2017 its option to renew the agreements on their current terms and conditions.  Although Exxon has expressed interest in using the services of the Joliet Terminal past the currently scheduled contract expiry date of May 2018, and we intend to continue discussions with Exxon regarding such services, there can be no assurances that any such arrangement will occur. For more information, please see “—Factors that Impact Our Business—Customers and Competition” discussed above.

We have identified certain deficiencies with the steam and condensate system and the thermal fluid system at our Joliet terminal owned and operated by Joliet Bulk, Barge & Rail LLC (“JBBR”), which is a wholly-owned subsidiary of Joliet Holdings, 40% of which is owned by an affiliate of GE EFS.  The steam and condensate system and the thermal fluid system are used by JBBR to unload railcars and maintain the petroleum products at a certain temperature, if necessary, during cold weather operating activities.  We believe the identified deficiencies are attributable to the design, engineering and construction of the Joliet terminal.  Pursuant to a contract between JBBR and Ragnar Benson LLC (“Ragnar Benson”), Ragnar Benson agreed to provide certain engineering, procurement and construction services in connection with the development and construction of our Joliet terminal (the “Ragnar Benson EPC Contract”).  JBBR believes that Ragnar Benson has not reached final completion under the Ragnar Benson EPC Contract due to its failure to comply with its obligations thereunder, and JBBR is pursuing its rights and remedies against Ragnar Benson to remediate, or to reimburse JBBR for the costs of remediating, such deficiencies.  We have also investigated the potential liability of Wilson & Company, Inc. Engineers & Architects (“Wilson”), the engineering firm that (along with Ragnar Benson) designed the Joliet terminal.  We are also pursuing our rights and remedies against Wilson under the master services agreement between JBBR and Wilson.  For more information, please see Part II, Item 1. “Legal Proceedings.”

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

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility, as subsequently amended, matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of June 30, 2017, we had borrowings of $252.0 million under the Credit Facility at an interest rate of 4.23%.  Based on the restrictions under our total leverage ratio covenant, as of June 30, 2017, we had $29.2 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of June 30, 2017, we were in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Fifth Amendment

In May 2017, Arc Terminals Holdings, as borrower, together with us and certain of our other subsidiaries, as guarantors, entered into the fifth amendment to the Credit Facility (the “Fifth Amendment”).  The Fifth Amendment principally modifies a provision of the Credit Agreement whereby we may maintain a total leverage ratio of up to 5.00 to 1.00 for a stated period of time.

CenterPoint Earn-Out Obligation

In connection with our acquisition, through a joint venture company formed with an affiliate of GE EFS, of all the membership interests of JBBR from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million, $4.0 million of which has been recorded as of June 30, 2017.

Settlement

In February 2016, Arc Terminals Holdings entered into a settlement agreement with its customer at the Blakeley, AL facility (the “Blakeley Customer”) pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of the Blakeley Customer’s sulfuric acid at the Blakeley terminal and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through June 30, 2017, we have paid approximately $1.3 million towards our obligations under the settlement agreement.   The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2016.

Cash Flows

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$24,995	$27,629	$(2,634)	-10%
Investing activities	(6,885)	(19,642)	12,757	-65%
Financing activities	(21,231)	(6,868)	(14,363)	N/M

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2017 compared to $27.6 million for the six months ended June 30, 2016. The decrease in net cash provided by operating activities was primarily the result of a decrease in net income of approximately $3.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Our operating cash flows for the six months ended June 30, 2017 also included changes to certain non-cash charges such as an increase to depreciation of $1.6 million offset by a decrease in unit-based compensation and equity earnings from unconsolidated affiliate, net of distributions of $0.9 million and $0.6 million, respectively.  In addition, the operating cash flows had a decrease in working capital of $0.3 million.  The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $6.9 million for the six months ended June 30, 2017, which was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $19.6 million for the six months ended June 30, 2016, of which $8.0 million was used for the acquisition of our Pennsylvania terminals and $11.6 million was used for expansion and maintenance capital expenditures.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $21.2 million for the six months ended June 30, 2017, compared to net cash flows used by financing activities of $6.9 million for the six months ended June 30, 2016. This $14.4 million decrease was primarily attributable to a decrease in proceeds from borrowings from the Credit Facility related to the Pennsylvania terminal acquisition in 2016 of $8.0 million and a decrease in expansion and maintenance capital expenditures during the six months ended June 30, 2017 compared to the same period in 2016.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of June 30, 2017 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$252,000	$-	$252,000	$-	$-
Operating lease obligations	14,290	6,452	7,838	-	-
Earn-out obligations	23,026	2,281	4,563	4,563	11,619
Settlement obligations	750	500	250	-	-
Total	$290,066	$9,233	$264,651	$4,563	$11,619

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

We incurred maintenance and expansion capital expenditures for the three and six months ended June 30, 2017 and 2016 as set forth in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$853	$2,296	$1,949	$4,402
Expansion capital expenditures	3,800	4,850	6,654	9,059
Total capital expenditures	$4,653	$7,146	$8,603	$13,461

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) maintain and/or upgrade fire protection systems; (v) support various regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (viii) make other general facility repairs as required. Due to the nature of these projects, we will incur additional capital expenditures in some years as compared to others.  The decreases of $1.4 million and $2.5 million for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016 were due to maintenance dredging at our Mobile and Blakeley terminals and major repairs on the Chickasaw terminal dock, which were non-recurring maintenance expenses that occurred during 2016.

Expansion Capital Expenditures

During the three and six months ended June 30, 2017, we invested capital to: (i) upgrade our Blakeley and Mobile terminals to support two new, long-term customer agreements; (ii) upgrade our Blakeley terminal to support amendments to existing customer agreements; (iii) upgrade our Chickasaw terminal infrastructure to support two new, long-term customer agreements; (iv) upgrade the Pennsylvania terminals to support increased customer demand; (v) design, develop and construct a new infrastructure project at our Joliet terminal in connection with a new customer services agreement to commence, subject to the satisfaction of certain conditions, during the first quarter of 2018; and (vi) upgrade infrastructure in our Portland terminal to support new, potential commercial opportunities.

During the three and six months ended June 30, 2016, we invested capital to: (i) upgrade our Blakeley terminal in connection with a new long-term customer agreement; (ii) upgrade our Joliet and Portland terminals to support existing customer agreements; (iii) construct a new tank at our Pawnee terminal to support an existing customer contract; (iv) expand the marine infrastructure and capabilities of our Chickasaw terminal; and (v) upgrade the Pennsylvania terminals to support increased customer demand.

Following the closing of the acquisition of the Pawnee terminal, we expended approximately $11.0 million to complete in 2016 the construction of the Pawnee terminal.

During 2017, as previously disclosed in our 2016 Partnership 10-K, we plan to deploy approximately $10 million to support certain identified growth projects, including the following: (i) to upgrade tanks and associated infrastructure at the Pennsylvania terminals, (ii) to upgrade the Blakeley terminal to support a new, long-term asphalt customer, (iii) to upgrade the Mobile terminal to support a new, long-term fuel oil customer and (iv) to rehabilitate certain tanks for operational readiness for potential future customers. As of June 30, 2017, of the $10 million described above, we had deployed approximately $3.3 million to such identified growth projects.

In addition, we have committed to deploy (i) approximately $8.9 million, 40% of which to be funded by our joint venture partner, for the design, development and construction of storage tanks and associated truck rack infrastructure at our Joliet terminal in connection with a new customer services agreement to commence, subject to the satisfaction of certain conditions, during the first quarter of 2018 (and if such conditions are not satisfied, by January 1, 2019 or such earlier date as the parties may agree), (ii) up to $1 million to demolish a building at our Brooklyn terminal to potentially construct an ultra-low sulfur diesel tank and associated infrastructure and (iii) up to $3.0 million to expand our gasoline storage capacity and associated infrastructure at our Selma terminal.

In addition to the projects identified above, we are also evaluating upwards of approximately $27.1 million of projects across a number of terminals. These potential projects include (i) the design, development and construction of a liquids dock at our Joliet terminal with associated pipeline infrastructure, (ii) new tankage to support storage and throughput opportunities in a number of terminalling markets, (iii) butane blending infrastructure at certain terminals, and (iv) upgrades to existing rail infrastructure at certain terminals. The success and outcome of these projects will depend upon a variety of factors, including market conditions, regulatory limitations, customer demand, commercial contract terms and our access to available capital.

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

Critical Accounting Policies and Estimates

As of June 30, 2017, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2016 Partnership 10-K, as filed with the SEC.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of June 30, 2017, we had $252.0 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and six months ended June 30, 2017 was approximately 4.2% and 4.1%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.6 million and $1.3 million increase in interest expense for the three and six months ended June 30, 2017, respectively, assuming that our indebtedness remained constant throughout the year.

We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Remediation of Previously Reported Material Weakness in our Internal Control Over Financial Reporting

As of June 30, 2017, we have remediated the previously reported material weakness in our internal control over financial reporting by enhancing the design of our existing controls and procedures such that management considers forward looking throughput data, long-term interest rates and forecasted budgets on a quarterly basis to ensure proper oversight and revaluation of the estimated fair market value, and any related adjustment to earnings resulting from a gain or loss in the fair value, for earn-out obligations associated with business combinations.

We have completed the documentation, implementation and testing of the remediation actions described above and, as of June 30, 2017, concluded that the steps taken have remediated the previously reported material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2017, JBBR filed a counterclaim under seal against Ragnar Benson in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois (the “Will County Circuit Court”) for breach of the Ragnar Benson EPC Contract between JBBR (which is a wholly-owned subsidiary of our joint venture company, Joliet Holdings, 40% of which is owned by an affiliate of GE EFS) and Ragnar Benson, pursuant to which Ragnar Benson agreed to provide certain engineering, procurement and construction services in connection with the development and construction of our Joliet terminal.  JBBR is seeking an unspecified amount of damages, including attorneys’ fees and liquidated damages, in connection with JBBR’s claim that Ragnar Benson failed to achieve final completion of its work by the date required therefor under the Ragnar Benson EPC Contract and that certain deficiencies exist with respect to Ragnar Benson’s work in respect of the engineering and construction of a steam and condensate system and a thermal fluid system, which systems are used by JBBR under certain circumstances during cold weather operating activities. JBBR asserted its counterclaim in connection with litigation initiated by Ragnar Benson by the filing of a complaint (the “Ragnar Benson Complaint”) against JBBR on January 23, 2017 in the Will County Circuit Court, pursuant to which Ragnar Benson alleged that it has achieved final completion under the Ragnar Benson EPC Contract and, as a result, is owed $992,000, which represents the remaining amounts claimed to be due to Ragnar Benson for its services thereunder, plus accrued interest. We believe that Ragnar Benson has not reached final completion under the Ragnar Benson EPC Contract due to its failure to comply with its obligations thereunder, and JBBR intends to vigorously defend the allegations made by Ragnar Benson in the Ragnar Benson Complaint and to pursue its counterclaim against Ragnar Benson.  In addition, the relief sought by JBBR in connection with its counterclaim is substantially in excess of the amount asserted by Ragnar Benson.  We also believe that any amounts owed to Ragnar Benson under the Ragnar Benson EPC Contract for the purpose of achieving final completion thereunder are required to be paid by CenterPoint pursuant to the express terms of the Membership Interest Purchase Agreement entered into by CenterPoint and Joliet Holdings in May 2015 in connection with the acquisition of JBBR by Joliet Holdings.  JBBR engaged the services of an expert engineering firm, who has completed a preliminary evaluation of the deficiencies with the steam and condensate system and the thermal fluid system and has recommended measures for the remediation of such deficiencies.  We have also investigated the potential liability of Wilson, the engineering firm that (along with Ragnar Benson) designed the Joliet terminal.  On July 31, 2017, the Will County Circuit Court Judge presiding over the Ragnar Benson Complaint granted JBBR leave to add Wilson as a party to the pending litigation.  Thereafter, JBBR filed a complaint against Wilson in the Will County Circuit Court, seeking damages in an amount yet to be determined, but in excess of several millions of dollars, as a result of the breach by Wilson of its standard of care and other obligations with respect to the design and engineering of the steam and condensate system and the thermal fluid system under the master services agreement between Wilson and JBBR, pursuant to which Wilson agreed to conduct certain design, engineering and construction oversight services in connection with the development of the Joliet terminal.  We cannot provide assurances that we will be successful in our counterclaims against Ragnar Benson and our claims against Wilson and, if successful, that the amount of any award will reimburse us for all of the costs we have or will incur to remediate the deficiencies with the steam and condensate system and the thermal fluid system at the Joliet terminal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth our purchases of our common units during the three months ended June 30, 2017.

	Purchases of Common Units
Period	Total Number of Common Units Purchased (a)	Aggregate Price Paid Per Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Common Units That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	1,100	$14.41	—	—
May 1 - May 31, 2017	426	$14.44	—	—
June 1 - June 30, 2017	—	—	—	—

(a)	Represents units withheld to satisfy tax withholding obligations upon settlement of phantom units subject to time-based vesting that were awarded under our 2013 Plan.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: August 9, 2017	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

10.1

Fifth Amendment, dated May 26, 2017, to the Second Amended and Restated Revolving Credit Agreement, dated November 12, 2013, by and among Arc Logistics Partners LP, Arc Logistics LLC, Arc Terminals Holdings LLC, as Borrower, Arc Terminals New York Holdings, LLC, Arc Terminals Mobile Holdings, LLC, Arc Terminals Mississippi Holdings LLC, Arc Terminals Colorado Holdings LLC and Arc Terminals Pennsylvania Holdings LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on June 2, 2017 (SEC File No. 001-36168)).

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