Form 10-Q
period 2017-09-30
Arc Logistics Partners LP
filed 2017-11-08
CIK 1583744

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, there were 19,552,611 common units.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$2,677	$4,584
Trade accounts receivable	11,501	8,257
Due from related parties	480	1,321
Inventories	368	397
Other current assets	2,444	2,060
Total current assets	17,470	16,619
Property, plant and equipment, net	396,198	395,511
Investment in unconsolidated affiliate	77,800	75,716
Intangible assets, net	107,140	117,716
Goodwill	39,871	39,871
Other assets	1,935	2,980
Total assets	$640,414	$648,413
Liabilities and partners’ capital:
Current liabilities:
Accounts payable	$6,298	$2,455
Accrued expenses	5,689	5,684
Due to general partner	2,762	2,082
Other liabilities	3,523	2,961
Total current liabilities	18,272	13,182
Credit facility	256,000	249,000
Other non-current liabilities	19,272	19,805
Total liabilities	293,544	281,987
Commitments and contingencies
Partners’ capital:
General partner interest	-	-
Limited partners’ interest
Common units – (19,545,944 and 19,477,021 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	263,421	282,228
Non-controlling interests	79,636	81,541
Accumulated other comprehensive income	3,813	2,657
Total partners’ capital	346,870	366,426
Total liabilities and partners’ capital	$640,414	$648,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Third-party customers	$25,859	$22,933	$75,420	$68,136
Related parties	1,431	3,739	4,382	10,847
	27,290	26,672	79,802	78,983
Expenses:
Operating expenses	8,848	8,192	26,595	25,107
Selling, general and administrative	4,999	3,141	10,950	10,168
Selling, general and administrative – affiliate	1,368	1,342	3,941	3,965
Depreciation	4,623	3,972	13,565	11,345
Amortization	3,547	3,672	10,808	11,042
(Gain) Loss on revaluation of contingent consideration, net	534	545	1,465	(303)
Total expenses	23,919	20,864	67,324	61,324
Operating income (loss)	3,371	5,808	12,478	17,659
Other income (expense):
Equity earnings from unconsolidated affiliate	2,431	2,512	7,243	7,439
Gain (Loss) on disposal of property and equipment	(1,484)	-	(1,484)	-
Other income	60	1	60	2
Interest expense	(3,132)	(2,481)	(8,656)	(7,234)
Total other income (expense)	(2,125)	32	(2,837)	207
Income before income taxes	1,246	5,840	9,641	17,866
Income taxes	55	49	86	101
Net income	1,191	5,791	9,555	17,765
Net income attributable to non-controlling interests	(1,047)	(1,659)	(3,720)	(5,553)
Net income attributable to partners' capital	144	4,132	5,835	12,212
Other comprehensive (loss) income	475	831	1,156	(84)
Comprehensive income (loss) attributable to partners’ capital	$619	$4,963	$6,991	$12,128

Earnings (loss) per limited partner unit:
Common units (basic and diluted)	$0.00	$0.20	$0.27	$0.59
Subordinated units (basic and diluted)	$-	$0.20	$-	$0.59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities:
Net income	$9,555	$17,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,565	11,345
Amortization	10,808	11,042
Equity earnings from unconsolidated affiliate, net of distributions	(1,153)	(120)
Amortization of deferred financing costs	1,258	1,145
Unit-based compensation	1,847	3,523
Net loss (gain) on revaluation of contingent consideration	1,465	(303)
Net loss (gain) on disposal of property and equipment	1,484	-
Changes in operating assets and liabilities:
Trade accounts receivable	(3,125)	583
Due from related parties	841	(34)
Inventories	29	80
Other current assets	(384)	(442)
Accounts payable	952	(573)
Accrued expenses	295	(227)
Due to general partner	680	1,347
Other liabilities	428	(1,829)
Net cash provided by (used in) operating activities	38,545	43,302
Cash flows from investing activities:
Capital expenditures	(12,966)	(20,902)
Investment in unconsolidated affiliate	(6)	-
Net cash paid for acquisitions	-	(8,000)
Net cash provided by (used in) investing activities	(12,972)	(28,902)
Cash flows from financing activities:
Distributions	(25,758)	(25,438)
Deferred financing costs	(213)	(584)
Repayments to credit facility	(15,000)	(3,313)
Proceeds from credit facility	22,000	23,250
Equity contribution from non-controlling interests	1,575	-
Payments of earn-out liability	(2,153)	(1,028)
Distributions paid to non-controlling interests	(7,200)	(8,000)
Net settlement withholding taxes related to stock based compensation	(202)	-
Distribution equivalent rights paid on unissued units	(529)	(763)
Net cash provided by (used in) financing activities	(27,480)	(15,876)
Net increase (decrease) in cash and cash equivalents	(1,907)	(1,476)
Cash and cash equivalents, beginning of period	4,584	5,870
Cash and cash equivalents, end of period	$2,677	$4,394
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,390	$6,601
Cash paid for income taxes	86	100
Non-cash investing and financing activities:
Decrease (increase) in earn-out liability in accounts payable and accrued expenses	(288)	-
Increase (decrease) in purchases of property plant and equipment in accounts payable and accrued expenses	2,890	(1,365)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners' Capital
	Limited Partner Common Interest	Non-Controlling Interests	Accumulated Other Comprehensive Income	Total Partners' Capital
Partners’ capital at December 31, 2016	$282,228	$81,541	$2,657	$366,426
Net income	5,835	3,720	-	9,555
Other comprehensive income (loss)	-	-	1,156	1,156
Unit-based compensation	1,847	-	-	1,847
Net settlement of withholding taxes related to unit-based compensation	(202)	-	-	(202)
Contributions	-	1,575	-	1,575
Distribution equivalent rights paid on unissued units	(529)	-	-	(529)
Distributions	(25,758)	(7,200)	-	(32,958)
Partners’ capital at September 30, 2017	$263,421	$79,636	$3,813	$346,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARC LOGISTICS PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Presentation

Defined Terms

Unless the context clearly indicates otherwise, references in these unaudited condensed consolidated financial statements (“interim statements”) to “Arc Logistics” or the “Partnership” refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics. References to “Sponsor” or “Lightfoot” or “Lightfoot Entities” refer to Lightfoot Capital Partners, LP (“LCP LP”) and its general partner, Lightfoot Capital Partners GP LLC (“LCP GP”). References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals LP, predecessor to Arc Logistics, to the Partnership upon the consummation of the Partnership’s initial public offering in November 2013 (“IPO”). References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

As of September 30, 2017, the Partnership’s assets consisted of:

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

The Partnership interests included the following as of September 30, 2017:

19,545,944 common units representing limited partner interests (of which 5,242,775 common units are held by Lightfoot);

•	a non-economic general partner interest (which is held by our General Partner, which is owned by Lightfoot); and
•	incentive distribution rights (which are held by our General Partner, which is owned by Lightfoot).

Merger Transaction

On August 29, 2017, the Partnership, the General Partner (together with the Partnership, the “MLP Entities”), the Lightfoot Entities, Zenith Energy U.S., L.P., a Delaware limited partnership (“Parent”), Zenith Energy U.S. GP, LLC, a Delaware limited liability company and the general partner of Parent (“Parent GP”), Zenith Energy U.S. Logistics Holdings, LLC, a Delaware limited liability company and a subsidiary of Parent (“Holdings”), and Zenith Energy U.S. Logistics, LLC, a Delaware limited liability company and a subsidiary of Holdings (“Merger Sub” and, together with Parent, Parent GP and Holdings, the “Parent Entities”), entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into the Partnership (the “Merger”), with the Partnership surviving the Merger as a subsidiary of Parent, and LCP GP will transfer to Holdings 100% of the issued and outstanding membership interests in the General Partner, including all rights and obligations relating thereto and all economic and capital interest therein (the “GP Equity Transfer”).

The conflicts committee (the “GP Conflicts Committee”), of the General Partner’s Board of Directors (the “Board”), after consultation with its independent legal and financial advisors, unanimously (i) determined that it is fair and reasonable and in the best interests of the Partnership and the holders of common units representing limited partner interests in the Partnership other than the Lightfoot Entities and their controlling affiliates to enter into the Merger Agreement and consummate the Merger, (ii) approved the Merger Agreement and the Merger, such approval constituting Special Approval pursuant to Section 7.9(d) of the Partnership’s partnership agreement, (iii) recommended approval of the Merger Agreement and the Merger by the  Board, (iv) recommended that the Board direct the Merger Agreement to be submitted to a vote of the Partnership’s limited partners at a special meeting and (v) recommended that the Partnership’s limited partners approve the Merger Agreement and the Merger. The Board, acting based in part upon the recommendation of the GP Conflicts Committee, unanimously (i) determined that it is fair and reasonable and in the best interests of the Partnership and its common unitholders to enter into the Merger Agreement and consummate the Merger, (ii) approved the Merger Agreement and the Merger, (iii) directed the Merger Agreement to be submitted to a vote of the Partnership’s limited partners at a special meeting and (iv) determined to recommend that the Partnership’s limited partners approve the Merger Agreement and the Merger.

Upon the Merger and GP Equity Transfer becoming effective (the “Effective Time”), (a) each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Effective Time (other than those common units owned by the Lightfoot Entities (the “Sponsor Units”)) will be converted into the right to receive an amount in cash equal to $16.50 per common unit, no longer be outstanding, automatically be cancelled and cease to exist, (b) each Sponsor Unit issued and outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash equal to $14.50 per common unit, no longer be outstanding, automatically be cancelled and cease to exist, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and (c) Holdings will (or Parent will on Holdings’ behalf) pay to LCP GP $94,500,000 in cash in exchange for 100% of the membership interests in its General Partner acquired by Holdings in connection with the GP Equity Transfer.

Unless otherwise mutually agreed by the parties, including with the approval of the GP Conflicts Committee, the Merger will not be consummated earlier than November 30, 2017. The consummation of the Merger and the GP Equity Transfer is subject to the satisfaction or waiver of a number of conditions, including, among others: (i) receipt of the approval by the holders of a majority of the Partnership’s outstanding common units at a special meeting of its common unitholders of the Merger Agreement and the Merger (the “MLP Unitholder Approval”), (ii) expiration or termination of the waiting period applicable to the Transactions (as defined below) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which termination was granted on September 22, 2017), (iii) the absence of certain legal impediments to the consummation of the Merger, (iv) the accuracy or waiver of the parties’ representations and warranties, (v) the performance of the parties’ obligations under the Merger Agreement, (vi) nothing has occurred (excluding, among other things, (a) developments generally affecting the prices of commodities, or (b) any changes in or effect upon the business or condition (financial or otherwise) of the MLP Entities and its subsidiaries or any adverse consequences upon or affecting Gulf LNG Holdings or its direct or indirect equityholders as a result of the outcome of that certain arbitration proceeding between Eni USA Gas Marketing L.L.C. and certain operating subsidiaries of Gulf LNG Holdings, as more fully described in Note 4 below) resulting in or reasonably expected to result in a material adverse effect on the business or financial results or condition of the MLP Entities, (vii) nothing has occurred that has a material adverse effect on the ability of the MLP Entities or the Lightfoot Entities to consummate the Transactions, (viii) the Partnership’s receipt of a legal opinion regarding certain tax matters, (ix) Holdings’ receipt of the written resignations of each member of the Board and each officer of the General Partner, dated to be effected as of the Effective Time, and (x) Parent GP’s receipt of the transition services agreement related thereto.

Additionally, the consummation of the Merger and the GP Equity Transfer is subject to the consummation or contemporaneous consummation of (a) the purchase by Holdings and the Lightfoot Entities of certain of the interests in Arc Terminals Joliet Holdings LLC, a Delaware limited liability company (“Joliet Holdings”), held by EFS Midstream Holdings LLC, a Delaware limited liability company (“GE EFS”) (such purchase, the “Joliet Purchase”), pursuant to the Purchase Agreement dated August 29, 2017, by and among Holdings, the Lightfoot Entities and GE EFS, and (b) the purchase by Holdings of a 5.51646% interest and, subject to certain conditions, an additional 4.16154% interest, in Gulf LNG Holdings from LCP LNG Holdings, LLC, a Delaware limited liability company and subsidiary of LCP LP (“LCP LNG”) (such purchase, the “Gulf LNG Purchase” and together with the Joliet Purchase, the Merger, the GP Equity Transfer and the other transactions contemplated by the Merger Agreement, the “Transactions”) pursuant to the Partially Conditional Purchase Agreement, dated August 29, 2017, by and among LCP LNG, the Lightfoot Entities, Parent, Parent GP, Holdings and, solely for the purposes of Section 1.1(d) of such agreement, the Partnership.

The Merger Agreement contains certain termination rights including, among others, (i) by mutual agreement of Parent GP and our General Partner, (ii) by either the General Partner or Parent GP, in the event that (a) a court issues a final, non-appealable order or injunction prohibiting the Merger, (b) after final adjournment of the special meeting of the Partnership’s limited partners, MLP Unitholder Approval has not been obtained, or (c) the Merger has not been consummated on or before February 7, 2018, subject to extension at Parent GP’s election to March 1, 2018, in certain circumstances as specified in the Merger Agreement (the “Outside

Date”), (iii) by the General Partner, in the event (a) the GP Conflicts Committee withdraws its recommendation that the Partnership’s limited partners approve the Merger and Merger Agreement due to a superior proposal, the Board authorizes the MLP Entities to enter into an agreement with respect to such superior proposal and, concurrently with the termination of the Merger Agreement, the MLP Entities enter into such agreement, (b) any Parent Entity has breached any of its representations or warranties or has failed to perform any of its covenants or agreements which such breach or failure would prevent the satisfaction of a condition to the consummation of the Merger or is incapable of being cured within a specified time or (c) the Parent Entities fail to close within a specified time after receiving notice from the MLP Entities that all conditions to closing have been satisfied or waived and the MLP Entities stand ready, willing and able to close and (iv) by Parent GP, in the event that (a) any MLP Entity or any Lightfoot Entity has breached the non-solicit obligations under the Merger Agreement, (b) any MLP Entity or any Lightfoot Entity has breached any of its representations or warranties or has failed to perform any of its covenants or agreements which such breach or failure would prevent the satisfaction of a condition to the consummation of the Merger or is incapable of being cured within a specified time or (c) prior to final adjournment of the special meeting the Partnership’s limited partners, the Board withdraws its recommendation that the Partnership’s limited partners approve the Merger and Merger Agreement. Upon termination of the Merger Agreement under specific circumstances, the Partnership will be required to pay Parent a termination fee of $11,487,696 (the “MLP Termination Fee”). If the Merger Agreement is terminated (A) (i) due to the passing of the Outside Date, (ii) failure to obtain MLP Unitholder Approval or (iii) due to any Lightfoot Entity or MLP Entity’s failure to perform any covenant or agreement or the failure of any of the representations and warranties of any Lightfoot Entity or MLP Entity to be true and correct as of the date of the Merger Agreement and (B) any MLP Entity or Lightfoot Entity or affiliate thereof enters into an alternative acquisition within 12 months of such termination, the MLP Termination Fee is payable. The MLP Termination Fee is also payable in the event, among other things, that Parent terminates the Merger Agreement due to any MLP Entity or Lightfoot Entity’s breach of the non-solicit provisions in the Merger Agreement, excluding breaches that do not adversely affect the Parent Entities or the Transactions in any material respect, or if the Board withdraws its recommendation that the Partnership’s limited partners approve the Merger and the Merger Agreement due to a superior proposal, the Board authorizes the MLP Entities to enter into an agreement with respect to such superior proposal and, concurrently with the termination of the Merger Agreement, the MLP Entities enter into such agreement. The Merger Agreement also provides that Parent will be required to pay the Partnership a termination fee of $24,616,491 if the Merger Agreement is terminated under certain circumstances.

From the date of the Merger Agreement until the Effective Time, the Partnership plans to declare and pay quarterly distributions in the ordinary course of business and consistent with past practices. Assuming that the Merger has not closed by January 26, 2018, the Partnership expects that it would declare a distribution associated with the quarter ended December 31, 2017 on or about January 26, 2018, to be paid on or about February 15, 2018 to the Partnership’s common unitholders of record as of February 8, 2018.  If, as anticipated, the Merger closes prior to the record date for the distribution associated with the fourth quarter of 2017, then the holders of the Partnership’s common units as of immediately prior to the closing of the Merger will not receive any distribution associated with the fourth quarter of 2017. If, alternatively, the Merger does not close by the record date for the distribution associated with the fourth quarter of 2017, then the Partnership plans to pay the fourth quarter distribution, on or around February 15, 2018, to the Partnership’s common unitholders of record as of the record date applicable to such distribution, irrespective of whether the Merger closes thereafter or whether the General Partner or Parent GP terminates the Merger Agreement after the Outside Date.

The Merger is targeted to close on or about December 21, 2017 and is subject to the right that each of the General Partner and Parent GP has to terminate the Merger Agreement if the Merger has not been consummated on or before the Outside Date. Additional information regarding the proposed transaction and the terms and conditions of the Merger Agreement are set forth in the Partnership’s definitive proxy statement for the special meeting of the Partnership’s common unitholders to consider and vote on the Merger Agreement and the Merger, filed on October 30, 2017.

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

The following table details the impact of these revisions for the three and nine months ended September 30, 2016, on the Condensed Consolidated Statement of Operations:

	Quarter to date September 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$(545)	$(545)
Operating income	6,353	(545)	5,808
Net income	6,336	(545)	5,791
Net income attributable to partners' capital	4,458	(326)	4,132

Basic and diluted earnings per unit - common	$0.22	$(0.02)	$0.20
Basic and diluted earnings per unit - subordinated	$0.22	$(0.02)	$0.20

	Year to date September 30, 2016

	As previously
	reported	Adjustments (a)	As revised
Gain (loss) on revaluation of contingent consideration	$-	$303	$303
Operating income	17,356	303	17,659
Net income	17,462	303	17,765
Net income attributable to partners' capital	12,029	183	12,212

Basic and diluted earnings per unit - common	$0.58	$0.01	$0.59
Basic and diluted earnings per unit - subordinated	$0.58	$0.01	$0.59

(a)	The corresponding amounts have been revised within the statement of cash flows for the nine months ended September 30, 2016, with no net impact to operating cash flow.

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

No impairment charges were recorded during the nine months ended September 30, 2017 and 2016.

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

Deferred Rent

The Portland Lease Agreement (as defined in “Note 11—Related Party Transactions—Other Transactions with Related Persons—Operating Lease Agreement” below) contains certain rent escalation clauses, contingent rent provisions and lease termination payments. The Partnership recognizes rent expense for operating leases on a straight-line basis over the term of the lease, taking into consideration the items noted above. Contingent rental payments are generally recognized as rent expense as incurred. The deferred rent resulting from the recognition of rent expense on a straight-line basis related to the Portland Lease Agreement is included within “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

Contingent Consideration

The Partnership records an estimate of the fair value of contingent consideration related to the earn-out obligations to CenterPoint Properties Trust (“CenterPoint”) as a part of the Joliet terminal acquisition, within “Other Liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016.  On a quarterly basis, the Partnership revalues the liability and records increases or decreases in the fair value of the recorded liability as an adjustment to earnings.  Changes to the contingent consideration liability can result from adjustments to the discount rate or the estimated amount and timing of the future throughput activity at the Joliet terminal.  The assumptions used to estimate fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of the Partnership’s contingent consideration obligations of $17.6 million and $18.0 million at September 30, 2017 and December 31, 2016, respectively, include discount rates ranging from 7.1% to 7.7% and changes in the assumed amount and timing of the future throughput activity which affects the amount and timing of payments on the earn-out obligation.  For further information, see Note 2, “Summary of Significant Accounting Policies – Fair Value of Financial Instruments,” to the unaudited condensed consolidated financial statements included in this report for additional information about the Partnership’s contingent consideration obligations.

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

In connection with the Partnership’s acquisition, through Joliet Holdings, a joint venture company formed with an affiliate of GE Energy Financial Services (“GE EFS”), of all of the memberships interests of Joliet Bulk, Barge & Rail LLC (“JBBR”) from CenterPoint for $216.0 million (the “JBBR Acquisition”), Joliet Holdings has an earn-out obligation to CenterPoint which was valued at the time of the JBBR Acquisition at $19.7 million.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million.  The balance of the earn-out liability is included within “Other non-current liabilities” in the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016.  Since the fair value of the contingent consideration obligation is based primarily upon unobservable inputs, it is classified as Level 3 in the fair value hierarchy.  The contingent consideration obligation will be revalued at each reporting period and changes to the fair value will be recorded as a component of operating income.  Increases or decreases in the fair value of the contingent consideration obligations can result from changes in the assumed throughput (contracted or uncontracted) and the long-term interest rates.  Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period.  Accordingly, future business and economic conditions can materially impact the amount of contingent consideration expense the Partnership records in any given period.  The key inputs in determining fair value of the Partnership’s contingent consideration obligations of $17.6 million and $18.0 million at September 30, 2017 and December 31, 2016, respectively, include discount rates ranging from 7.1% to 7.7% and changes in the estimated amount and timing of the future throughput activity which affects the timing of payments on the earn-out obligation. The Partnership recorded a $0.5 million non-cash loss on the revaluation of the earn-out liability for each of the three months ended September 30, 2017 and 2016.  The Partnership recorded a $1.5 million non-cash loss and a $0.3 million non-cash gain on the revaluation of the earn-out liability during the nine months ended September 30, 2017 and 2016, respectively.  For the three and nine months ended September 30, 2017, Joliet Holdings reported earn-out payments of $0.6 million and $1.9 million, respectively, to Centerpoint related to the earn-out obligation. For the three and nine months ended September 30, 2016, Joliet Holdings reported earn-out payments of $0.3 million and $1.0 million, respectively, to Centerpoint related to the earn-out obligation.  Since the closing of the JBBR Acquisition in May 2015 through September 30, 2017, Joliet Holdings has reported earn-out payments of $4.6 million related to the earn-out obligation.  The following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the JBBR Acquisition (in thousands):

	Balance at			Balance at
	December 31	Revaluation	Earn-out	September 30,
	2016	Adjustments	payments	2017
Liabilities at fair value:
JBBR contingent consideration	$18,000	$1,465	$(1,865)	$17,600
Total liabilities at fair value	$18,000	$1,465	$(1,865)	$17,600

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

Non-Controlling Interests

The Partnership applies the provisions of ASC 810 Consolidations, which were amended on January 1, 2009 by ASC 810-10-65 and ASC 810-10-45 (“ASC 810”).  As required by ASC 810, the Partnership’s non-controlling ownership interests in consolidated subsidiaries are presented in the consolidated balance sheet within capital as a separate component from partners’ capital.  In addition, consolidated net income includes earnings attributable to both the partners and the non-controlling interests.  For the nine months ended September 30, 2017 and 2016, $7.2 million and $8.0 million, respectively, of distributions have been made to non-controlling interest holders of consolidated subsidiaries.  For the nine months ended September 30, 2017 and 2016, $1.6 million and $0 million, respectively, of contributions have been made by non-controlling interest holders of consolidated subsidiaries.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The update requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB proposed a one-year deferral of the effective date, and therefore, this guidance will be effective for the Partnership beginning in the first quarter of 2018, with early adoption optional but not before the original effective date of December 15, 2016.  In May and December 2016, the FASB issued certain narrow-scope improvements and practical expedients to the guidance.  The Partnership plans to adopt this guidance effective January 1, 2018 using the modified retrospective method applied to contracts that are not completed as of that date.  To date, the Partnership has not identified changes to its revenue recognition policies that would result in a material adjustment to the opening balance of partnership capital on January 1, 2018; however, it is continuing to evaluate the effect, if any, adopting this guidance will have on its financial position, results of operations, cash flows and related disclosures.  Adopting this guidance will result in increased disclosures related to revenue recognition policies and disaggregation of revenue.

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

Note 4—Investment in Unconsolidated Affiliate

The Partnership accounts for investments in limited liability companies under the equity method of accounting unless the Partnership’s interest is deemed to be so minor that it may have virtually no influence over operating and financial policies. “Investment in unconsolidated affiliate” consisted of the LNG Interest, and its balances as of September 30, 2017 and December 31, 2016 are represented below (in thousands):

Balance at December 31, 2016	$75,716
Equity earnings	7,243
Contributions	6
Distributions	(6,090)
Amortization of premium	(231)
Other comprehensive income (loss)	1,156
Balance at September 30, 2017	$77,800

Investment in Gulf LNG Holdings

In November 2013, the Partnership purchased the LNG Interest from an affiliate of GE EFS for $72.7 million. The carrying value of the LNG Interest on the date of acquisition was $64.1 million and therefore the excess amount paid by the Partnership over the carrying value was $8.6 million. This excess can be attributed to the underlying long-lived assets of Gulf LNG Holdings and is therefore being amortized using the straight-line method over the remaining useful lives of the respective assets, which is 28 years. The estimated aggregate amortization of this premium for its remaining useful life from September 30, 2017 is as follows (in thousands):

Total
2017	$78
2018	309
2019	309
2020	309
2021	309
Thereafter	6,136
$7,450

Summarized financial information for Gulf LNG Holdings is reported below (in thousands):

	September 30,	December 31,
	2017	2016
Balance sheets
Current assets	$7,737	$7,474
Noncurrent assets	831,662	855,703
Total assets	$839,399	$863,177
Current liabilities	$79,893	$83,825
Long-term liabilities	579,506	621,802
Member’s equity	180,000	157,550
Total liabilities and member’s equity	$839,399	$863,177

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income statements
Revenues	$46,548	$46,484	$139,593	$139,452
Total operating costs and expenses	13,965	14,275	42,901	42,233
Operating income	32,583	32,209	96,692	97,219
Net income	$23,556	$24,340	$70,182	$72,076

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to the Partnership that they view the assertions by Eni USA to be without merit and that they will continue to vigorously contest the assertions set forth by Eni USA.  Although the Partnership does not control Gulf LNG Holdings, the Partnership also is of the view that the assertions made by Eni USA are without merit. As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel conducted an arbitration hearing in January 2017.  The Partnership expects the arbitration panel will issue its decision before the end of the fourth quarter of 2017.  If the arbitration panel has not issued its decision on or about December 4, 2017, the Partnership has been advised that the panel is expected, on or around such date, to advise the parties to the arbitration of the date that the panel expects to issue its decision.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

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

Note 5—Property, Plant and Equipment

The Partnership’s property, plant and equipment consisted of (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Land	$78,455	$78,455
Buildings and site improvements	93,186	84,976
Tanks and trim	130,445	124,438
Pipelines	20,507	20,507
Machinery and equipment	123,263	121,278
Office furniture and equipment	1,291	1,152
Construction in progress	12,547	14,917
	459,694	445,723
Less: Accumulated depreciation	(63,496)	(50,212)
Property, plant and equipment, net	$396,198	$395,511

During the three months ended September 30, 2017, the Partnership recognized a non-cash loss of $1.5 million as a result of dismantling and selling salt unloading equipment at the Joliet terminal. The existing location of the salt unloading equipment interfered with the location of a new pipeline that is being constructed to support future commercial activities at the Joliet terminal and the Partnership opted to dismantle and sell the salt unloading equipment accordingly. The net impact of this disposal is reflected in “Loss on disposal of property and equipment” in the accompanying consolidated statement of operations and comprehensive income.

Note 6—Intangible Assets

The Partnership’s intangible assets consisted of (in thousands):

	Estimated	As of
	Useful Lives	September 30,	December 31,
	in Years	2017	2016
Customer relationships	21	$4,785	$4,785
Acquired contracts	2-12	148,342	149,342
Non-compete agreements	2-3	741	741
		153,868	154,868
Less: Accumulated amortization		(46,728)	(37,152)
Intangible assets, net		$107,140	$117,716

The Partnership’s intangible assets are amortized on a straight-line basis over the expected life of each intangible asset. The estimated future amortization expense is approximately $3.5 million for the remainder of 2017, $12.8 million in 2018, $12.2 million in 2019, $12.2 million in 2020, $12.2 million in 2021 and $54.3 million thereafter.

Note 7—Debt

Credit Facility

Concurrent with the closing of the IPO, the Partnership entered into the Second Amended and Restated Revolving Credit Agreement (the “Credit Facility”) with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower. The Credit Facility matures in November 2018 and has up to $300.0 million of borrowing capacity. As of September 30, 2017, the Partnership had borrowings of $256.0 million under the Credit Facility at an interest rate of 4.25%.  Based on the restrictions under the total leverage ratio covenant, as of September 30, 2017, the Partnership had $25.0 million of available capacity under the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2017, the Partnership was in compliance with such covenants. The negative covenants include restrictions on the Partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Note 8—Partners’ Capital and Distributions

Units Outstanding

As of September 30, 2017, the Partnership had 19,545,944 common units outstanding.  Of that number, 5,242,775 were owned by Lightfoot.  In addition, the General Partner, which is owned by Lightfoot, has a non-economic general partner interest in the Partnership along with incentive distribution rights.

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

The table below summarizes the changes in the number of common units outstanding at December 31, 2016 through September 30, 2017:

Limited Partner Common Units
Units outstanding at December 31, 2016	19,477,021
Vesting of equity-based compensation awards	68,923
Units outstanding at September 30, 2017	19,545,944

Cash Distributions

The table below summarizes the quarterly distributions related to the Partnership’s quarterly financial results (in thousands, except per unit data):

	Total Quarterly	Total Cash	Date of	Unitholders
Quarter Ended	Distribution Per Unit	Distribution	Distribution	Record Date
September 30, 2017	$0.4400	$8,603	November 15, 2017	November 8, 2017
June 30, 2017	$0.4400	$8,600	August 15, 2017	August 8, 2017
March 31, 2017	$0.4400	$8,588	May 15, 2017	May 8, 2017
December 31, 2016	$0.4400	$8,570	February 15, 2017	February 8, 2017
September 30, 2016	$0.4400	$8,493	November 15, 2016	November 7, 2016

Cash Distribution Policy

The Partnership’s partnership agreement provides that the General Partner will make a determination no less frequently than each quarter as to whether to make a distribution, but the partnership agreement does not require the Partnership to pay distributions at any time or in any amount. Instead, the Board has adopted a cash distribution policy that sets forth the General Partner’s intention with respect to the distributions to be made to unitholders. Pursuant to the cash distribution policy, within 60 days after the end of each quarter, the Partnership expects to distribute to the holders of common units on a quarterly basis at least the minimum quarterly distribution of $0.3875 per unit, or $1.55 per unit on an annualized basis, to the extent the Partnership has sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the General Partner and its affiliates.

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

The partnership agreement generally provides that the Partnership will distribute cash each quarter to all unitholders pro rata, until each has received a distribution of $0.4456.  In connection with the entering into of the Merger Agreement, the Partnership amended its distribution policy to provide that, from the date of the Merger Agreement through the date that the Merger is consummated, the Partnership will not declare or pay a distribution on its common units in excess of $0.44 per common unit.

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

Of the July 2014 awards, a total of 100,000 phantom units were granted to certain non-employee directors of the Board and are classified as equity awards for accounting purposes (the “Director Grants”).  Each Director Grant will be settled in common units and includes a DER. The Director Grants have an aggregate grant date fair value of $2.5 million and vest in equal annual installments over a three-year period starting from the date of grant. For the three and nine months ended September 30, 2017, the Partnership recorded approximately less than $0.1 million and $0.4 million, respectively, of unit-based compensation expense related to the Director Grants.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.2 million and $0.6 million, respectively, of unit-based compensation related to the Director Grants.  As of September 30, 2017, 100% of the phantom units granted under the Director Grants have vested and all of the related unit-based compensation expense has been recognized.

Of the July 2014 awards, a total of 832,000 phantom units were granted to employees and certain consultants of the Partnership Entities and are classified as equity awards for accounting purposes (the “Employee Equity Grants”).  Each Employee Equity Grant will be settled in common units and includes a DER.  The Employee Equity Grants have an aggregate grant date fair value of $21.2 million and vest as follows: (i) 25% of the Employee Equity Grants vested on the day after the end of the Subordination Period (as defined in the partnership agreement); and (ii) the three remaining 25% installments of the Employee Equity Grants will vest based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common unitholders at or above a stated level, with (A) 25% of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) 25% of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last 25% of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the Employee Equity Grants expire on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and nine months ended September 30, 2017, the Partnership recorded $0.2 million and $0.5 million, respectively, of unit-based compensation expense related to the Employee Equity Grants.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.8 million and $2.3 million, respectively, of unit-based compensation expense related to the Employee Equity Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the Employee Equity Grants was approximately $10.6 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.  Through September 30, 2017, one-fourth of the phantom units granted under the Employee Equity Grants have vested.

Of the July 2014 awards, a total of 7,500 phantom units were granted to certain employees of the Partnership Entities and are classified as liability awards for accounting purposes (the “Employee Liability Grants”).  Each Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER. The Employee Liability Grants have an aggregate grant date fair value of $0.2 million and have the same term and vesting requirements as the Employee Equity Grants described in the preceding paragraph.  For the three and nine months ended September 30, 2017 and 2016, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the Employee Liability Grants.  As of September 30, 2017, the unrecognized unit based compensation expense for the Employee Liability Grants was approximately less than $0.1 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements and is subject to remeasurement each reporting period until the awards settle.  Through September 30, 2017, one-fourth of the phantom units granted under the Employee Liability Grants have vested.

In March 2015, the Board authorized the grant of an aggregate of 45,668 phantom units pursuant to the 2013 Plan to certain employees, consultants and non-employee directors of the Partnership Entities (“2015 Equity Grants”).  Each 2015 Equity Grant will be settled in common units and includes a DER.  The 2015 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $0.9 million and vest in equal annual installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2017, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Equity Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2015 Equity Grants is approximately $0.1 million, which will be recognized ratably over the remaining term of the awards.  Through September 30, 2017, two-thirds of the phantom units granted under the 2015 Equity Grants have vested.

During the year ended December 31, 2015, the Board and Chief Executive Officer authorized the grant of an aggregate of 57,100 phantom units (in addition to the 45,668 phantom units granted in March 2015) pursuant to the 2013 Plan to certain employees of the Partnership Entities (“2015 Performance Grants”).  Each 2015 Performance Grant will be settled in common units and includes a DER.  The 2015 Performance Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.0 million and have the same term and vesting requirements as the Employee Equity Grants described above.  For the three and nine months ended September 30, 2017, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period with respect to the 2015 Performance Grants.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation expense with respect to the 2015 Performance Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2015 Performance Grants is approximately $0.6 million, which may be recognized variably over the remaining term of the awards based on the probability of the achievement of the performance vesting requirements.  Through September 30, 2017, one-fourth of the phantom units granted under the 2015 Performance Grants have vested.

During the year ended December 31, 2016, the Board authorized the grant of an aggregate of 94,000 phantom units pursuant to the 2013 Plan to certain employees and consultants of the Partnership Entities (“2016 Equity Grants”).  Each 2016 Equity Grant will be settled in common units and includes a DER.  The 2016 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $1.1 million and vest in three equal annual installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2017, the Partnership recorded $0.1 million and $0.3 million, respectively, of unit-based compensation expense with respect to the 2016 Equity Grants.  For the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of unit-based compensation with respect to the 2016 Equity Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2016 Equity Grants is approximately $0.6 million, which will be recognized ratably over the remaining term of the awards.  Through September 30, 2017, one-third of the phantom units granted under the 2016 Equity Grants have vested.

During the nine months ended September 30, 2017, the Board authorized the grant of an aggregate of 227,561 phantom units pursuant to the 2013 Plan to certain employees, directors and consultants of the Partnership Entities (“2017 Equity Grants”).  Each 2017 Equity Grant will be settled in common units and includes a DER.  The 2017 Equity Grants are classified as equity awards for accounting purposes and have an aggregate grant date fair value of $3.4 million, 209,111 of the 2017 Equity Grants vest in three equal annual installments over a three-year period starting from the date of grant, 16,450 of the 2017 Equity Grants vested immediately on the date of grant, and 2,000 of the 2017 Equity Grants had one-third of the phantom units vest on the date of grant while the remaining two-thirds will vest in two equal annual installments over a two-year period starting from the date of grant.  For the three and nine months ended September 30, 2017, the Partnership recorded $0.2 million and $0.6 million, respectively, of unit based compensation expense with respect to the 2017 Equity Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2017 Equity Grants is approximately $2.7 million, which will be recognized ratably over the remaining term of the awards.

During the nine months ended September 30, 2017, the Board authorized the grant of an aggregate of 26,250 phantom units pursuant to the 2013 Plan to an employee of an affiliate of the Partnership Entities (“2017 Performance Grant”).  The 2017 Performance Grant will be settled in common units and includes a DER.  The 2017 Performance Grant is classified as an equity award for accounting purposes, has an aggregate grant date fair value of $0.4 million and will vest in three equal installments based on the date on which the Partnership has paid, for three consecutive quarters, distributions to its common unitholders at or above a stated level, with (A) one-third of the award vesting after distributions are paid at or above $0.4457 per unit for the required period, (B) one-third of the award vesting after distributions are paid at or above $0.4845 per unit for the required period, and (C) the last one-third of the award vesting after distributions are paid at or above $0.5814 per unit for the required period.  To the extent not previously vested, the 2017 Performance Grant expires on the fifth anniversary of the date of grant, provided that the expiration date can be extended to the eighth anniversary of the date of grant or longer upon the satisfaction of certain conditions specified in the award agreement.  For the three and nine months ended September 30, 2017, the Partnership recorded less than $0.1 million and $0.1 million, respectively, of unit-based compensation expense with respect to the 2017 Performance Grant.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2017 Performance Grant is approximately $0.3 million which may be recognized variably over the remaining term of the award based on the probability of the achievement of the performance vesting requirements.

During the nine months ended September 30, 2017, the Board authorized the grant of an aggregate of 10,475 phantom units pursuant to the 2013 Plan to employees of the Partnership Entities (“2017 Employee Liability Grants”). Each 2017 Employee Liability Grant will be settled in cash (as such award consists of less than 1,000 phantom units) and includes a DER.  The 2017 Employee Liability Grants are classified as liability awards for accounting purposes, have an aggregate grant date fair value of $0.1 million and will vest in three equal installments over a three-year period starting from the date of grant.  For the three and nine months ended September 30, 2017, the Partnership recorded less than $0.1 million of unit-based compensation expense during each period, with respect to the 2017 Employee Liability Grants.  As of September 30, 2017, the unrecognized unit-based compensation expense for the 2017 Employee Liability Grants is approximately $0.1 million, which will be recognized ratably over the remaining term of the awards.

Subject to applicable earning criteria, the DER included in each phantom unit award described above entitles the award recipient to a cash payment (or, if applicable, payment of other property) equal to the cash distribution (or, if applicable, distribution of other property) paid on an outstanding common unit to unitholders generally based on the number of common units related to the portion of the award recipient’s phantom units that have not vested and been settled as of the record date for such distribution.  Cash distributions paid during the vesting period on phantom units that are classified as equity awards for accounting purposes are reflected initially as a reduction of partners’ capital.  Cash distributions paid on such equity awards that are not initially expected to vest or ultimately do not vest are classified as compensation expense.  As the probability of vesting changes, these initial categorizations could change.  Cash distributions paid during the vesting period on phantom units that are classified as liability awards for accounting purposes are reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2017, the Partnership paid approximately $0.4 million and $1.2 million, respectively, in DERs to phantom unit-holders. For the three and nine months ended September 30, 2017, $0.2 million and $0.6 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.6 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  For the three and nine months ended September 30, 2016, the Partnership paid approximately $0.5 million and $1.4 million, respectively, in DERs to phantom unit-holders.  For the three months and nine months ended September 30, 2016, $0.3 million and $0.8 million, respectively, was reflected as a reduction of partners’ capital, and the other $0.2 million and $0.6 million, respectively, was reflected as compensation expense and included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

The total compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2017 was $0.5 million and $1.9 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.  The total compensation expense related to the 2013 Plan for the three and nine months ended September 30, 2016 was $1.2 million and $3.6 million, respectively, which was included in the “Selling, general and administrative” line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The amount recorded as liabilities in “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2017 was less than $0.1 million.

The following table presents phantom units granted pursuant to the 2013 Plan:

	Equity Awards		Liability Awards
	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Number	Weighted Avg.	Number	Weighted Avg.
	of Phantom	Grant Date	of Phantom	Grant Date	Fair Value at
	Units	Fair Value	Units	Fair Value	9/30/2017
Balance at December 31, 2016	804,818	$23.29	4,125	$25.46	$16.70
Granted	253,811	$14.72	10,475	$14.01	$-
Vested	(83,629)	$17.52	(500)	$14.01	$-
Forfeited	(30,271)	$19.36	(775)	$19.55	$-
Balance at September 30, 2017	944,729	$21.62	13,325	$17.23	$16.70

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

Diluted net income per unit applicable to limited partners includes the effects of potentially dilutive units on the Partnership’s units. For the three and nine months ended September 30, 2017 and 2016, the only potentially dilutive units outstanding consisted of the phantom units (see “Note 9—Equity Plans”) as they are considered to be participating securities. For the three and nine months ended September 30, 2017 and 2016, none of the phantom units are included in the calculation of diluted earnings per share due to the Partnership having declared distributions in excess of reported net income attributable to partners’ capital.

The following table sets forth the calculation of basic and diluted earnings per limited partner unit for the periods indicated (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income attributable to partners' capital	$144	$4,132	$5,835	$12,212
Less:
Distribution equivalent rights for unissued units	216	257	638	791
Net income (loss) available to limited partners	$(72)	$3,875	$5,197	$11,421

Numerator for basic and diluted earnings per limited partner unit:
Allocation of net income among limited partner interests:
Net income (loss) allocated to common unitholders	$(72)	$2,655	$5,197	$7,824
Net income (loss) allocated to subordinated unitholders	$-	$1,220	$-	$3,597
Net income (loss) allocated to limited partners:	$(72)	$3,875	$5,197	$11,421

Denominator for basic and diluted earnings per limited partner unit:
Common units - (basic and diluted)	19,541	13,209	19,516	13,189
Subordinated units - (basic and diluted)	-	6,081	-	6,081

Earnings (loss) per limited partner unit:
Common - (basic and diluted)	$0.00	$0.20	$0.27	$0.59
Subordinated - (basic and diluted)	$-	$0.20	$-	$0.59

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

For the three months ended September 30, 2017 and 2016, the General Partner incurred expenses of $1.4 million and $1.3 million, respectively.  For the nine months ended September 30, 2017 and 2016, the General Partner incurred expenses of $3.9 million and $4.0 million, respectively.  Such expenses are reimbursable from the Partnership and are reflected in the “Selling, general and administrative – affiliate” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As of September 30, 2017 and December 31, 2016, the Partnership had a payable of approximately $2.8 million and $2.1 million, respectively, to the General Partner, which is reflected as “Due to general partner” in the accompanying unaudited condensed consolidated balance sheets.

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

Revenues – Related Parties

The total revenues associated with the storage and throughput agreements for Center Oil, UET and Gulf Coast Asphalt Company (“GCAC”) reflected in the “Revenues – Related parties” line on the accompanying unaudited condensed consolidated statements of operations and comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Center Oil	$1,431	$1,447	$4,382	$4,378
UET (a)	N/A	1,837	N/A	5,118
GCAC (a)	N/A	455	N/A	1,351
Total	$1,431	$3,739	$4,382	$10,847

(a)	GCAC and UET are no longer considered related parties of the Partnership

The total receivables associated with the storage and throughput agreements for Center Oil, UET and GCAC reflected in the “Due from related parties” line on the accompanying unaudited condensed consolidated balance sheets are as follows (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Center Oil	$480	$676
UET (a)	N/A	645
GCAC (a)	N/A	N/A
Total	$480	$1,321
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

Joliet LLC Agreement

In connection with the JBBR Acquisition in May 2015, the Partnership and an affiliate of GE EFS entered into an amended and restated limited liability company agreement of Joliet Holdings governing their respective interests in Joliet Holdings (the “Joliet LLC Agreement”).  An affiliate of GE EFS owns 40% of Joliet Holdings, while the remaining 60% is owned by the Partnership.  GE EFS indirectly owns interests in Lightfoot.  Lightfoot has a significant interest in the Partnership through its ownership of a 27% limited partner interest in the Partnership, 100% of the limited liability company interests in the General Partner and all of the Partnership’s incentive distribution rights.  As of April 2017, John Pugh serves on the board of managers of Lightfoot Capital Partners GP LLC and on the Board of the General Partner and is a Managing Director at GE EFS, which is an affiliate of General Electric Company.  In addition, Arc Terminals Holdings entered into a Management Services Agreement (the “MSA”) with Joliet Holdings to manage and operate the Joliet terminal.  Arc Terminals Holdings receives a fixed monthly management fee and reimbursements for out-of-pocket expenses.  In addition, Arc Terminals Holdings may receive additional monthly management fees based upon the throughput activity at the Joliet terminal.  During the three months ended September 30, 2017 and 2016, the Partnership was paid $0.5 million and $0.3 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.  During the nine months ended September 30, 2017 and 2016, the Partnership was paid $1.1 million and $1.0 million, respectively, in fees and reimbursements by Joliet Holdings under the MSA.

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

Note 12—Major Customers

The following table presents the percentage of revenues and receivables associated with the Partnership’s significant customers (those that have accounted for 10% or more of the Partnership’s revenues in a given period) for the periods indicated:

	% of Revenues		% of Revenues
	Three Months Ended		Nine Months Ended		% of Receivables
	September 30,		September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	34%	33%	34%	33%	27%	32%
Customer B	11%	11%	11%	12%	16%	11%
Total	45%	44%	45%	45%	43%	43%

Note 13—Commitments and Contingencies

Environmental Matters

The Partnership may experience releases of crude oil, petroleum products and fuels or other contaminants into the environment or discover past releases that were previously unidentified. Although the Partnership maintains preventative maintenance and compliance programs designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from the Partnership’s assets may affect its business. As a result, the Partnership may accrue for losses associated with environmental remediation obligations, when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The Partnership is not a party to any material pending legal proceedings relating to environmental remediation or other environmental matters and is not aware of any claims or events relating to environmental remediation or other environmental matters that, either individually or in the aggregate, could have a material adverse effect on the Partnership’s business, financial condition, results of operations and ability to make quarterly distributions to its unitholders.  As of September 30, 2017 and December 31, 2016, the Partnership had not experienced any releases of crude oil, petroleum products and fuels or other contaminants into the environment or discovered past releases that were previously unidentified that would give rise to evaluating an estimate of possible losses or a range of losses. Accordingly, the Partnership had not accrued for any loss contingencies in 2017 and 2016.

Commitments and Contractual Obligations

Future non-cancelable commitments related to certain contractual obligations as of September 30, 2017 are presented below (in thousands):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations	$256,000	$-	$256,000	$-	$-	$-	$-
Operating lease obligations	12,702	1,622	6,414	4,665	1	-	-
Earn-out obligations	22,391	416	2,281	2,281	2,281	2,281	12,851
Settlement obligations	625	125	500	-	-	-	-
Total	$291,718	$2,163	$265,195	$6,946	$2,282	$2,281	$12,851

Operating Lease Agreement

In January 2014, the Partnership, through its wholly owned subsidiary, Arc Terminals Holdings, entered into a triple net operating lease agreement relating to the Portland terminal together with a supplemental co-terminus triple net operating lease agreement for the use of certain pipeline infrastructure at such terminal (such lease agreements, collectively, the “Portland Lease Agreement”), pursuant to which Arc Terminals Holdings leased the Portland terminal from a wholly owned subsidiary of CorEnergy Infrastructure Trust, Inc. (“CorEnergy”).  Arc Logistics guaranteed Arc Terminals Holdings’ obligations under the Portland Lease Agreement. CorEnergy owns a 6.6% direct investment in Lightfoot Capital Partners, LP and a 1.5% direct investment in Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP.  The Portland Lease Agreement has a 15-year initial term and may be extended for additional five-year terms at the sole discretion of Arc Terminals Holdings, subject to renegotiated rental payment terms.  During the term of the Portland Lease Agreement, Arc Terminals Holdings will make base monthly rental payments and variable rent payments based on the volume of liquid hydrocarbons that flowed through the Portland terminal in the prior month.  The base rent in the initial years of the Portland Lease Agreement was $230,000 per month through July 2014 (prorated for the partial month of January 2014) and is $417,522 for each month thereafter until the end of year five.  The base rent also increased each month starting with the month of August 2014 by a factor of 0.00958 of the specified construction costs incurred by LCP Oregon Holdings LLC at the Portland terminal.  During 2015, spending on terminal-related projects by CorEnergy since the commencement of the Portland Lease Agreement totaled $10.0 million and, as a result, the base rent has increased by approximately $95,800 per month.  Accordingly, any additional terminal-related projects will be funded by the Partnership.  The base rent will be increased in February 2019 by the change in the consumer price index for the prior five years, and every year thereafter by the greater of two percent or the change in the consumer price index. The base rent is not influenced by the flow of hydrocarbons. Variable rent will result from the flow of hydrocarbons through the Portland terminal in excess of a designated threshold of 12,500 barrels per day of oil equivalent.  Variable rent is capped at 30% of base rent payments regardless of the level of hydrocarbon throughput.  During the three months ended September 30, 2017 and 2016, the rent expense associated with the Portland Lease Agreement was $1.6 million, during each period. During the nine months ended September 30, 2017 and 2016, the rent expense associated with the Portland Lease Agreement was $4.8 million, during each period.  During the three and nine months ended September 30, 2017 and 2016, there was no variable rent associated with the Portland Lease Agreement. So long as Arc Terminals Holdings is not in default under the Portland Lease Agreement, it shall have the right to purchase the Portland terminal at the end of any month thereafter by delivery of 90 days’ notice (“Purchase Option”). The purchase price shall be the greater of (i) nine times the total of base rent and variable rent for the 12 months immediately preceding the notice and (ii) $65.7 million. If the Purchase Option is not exercised, the Portland Lease Agreement shall remain in place and Arc Terminals Holdings shall continue to pay rent as provided above. Arc Terminals Holdings also has the option to terminate the Portland Lease Agreement on the fifth and tenth anniversaries, by providing written notice 12 months in advance, for a termination fee of $4 million and $6 million, respectively.

CenterPoint Earnout

In connection with the JBBR Acquisition, CenterPoint is entitled to receive up to an additional $27.0 million in cash earn-out payments.  As a part of the purchase price allocation related to the JBBR Acquisition, Joliet Holdings recorded a liability of $19.7 million, as of the date of the JBBR Acquisition, in connection with this potential CenterPoint earn-out payment.  From the date of acquisition through September 30, 2017, Joliet Holdings has reported earn-out payment amounts of $4.6 million related to the earn-out obligation.  The Partnership will continue to evaluate this liability each quarter for any changes in the estimated fair value.

Settlement Obligation

In February 2016, Arc Terminals Holdings entered into a settlement agreement with its customer at the Blakeley, AL facility (the “Blakeley Customer”) pursuant to which the parties agreed to terminate the terminal services agreement entered into by the parties for the storage and throughputting of the Blakeley Customer’s sulfuric acid at the Blakeley, AL facility and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate amount of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  During the year ended December 31, 2015, the Partnership had established an accrual of $2.0 million with respect to its obligations under such settlement agreement.  Through September 30, 2017, the Partnership has paid $1.4 million related to the settlement agreement.

Note 14—Subsequent Events

Cash Distributions

In October 2017, the Partnership declared a quarterly cash distribution of $0.44 per unit ($1.76 per unit on an annualized basis) totaling approximately $8.6 million for all common units outstanding. The distribution is for the period from July 1, 2017 through September 30, 2017.  The distribution is payable on November 15, 2017 to unitholders of record on November 8, 2017.

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

•	inability to consummate acquisitions, pending or otherwise, on acceptable terms and successfully integrate such businesses into our operations;
•	the effects of existing and future laws and governmental regulations to which we are subject, including those that permit the treatment of us as a partnership for federal income tax purposes;
•	the effects of pending and future litigation; and
•	our ability to complete the previously announced transaction with Zenith Energy U.S., L.P. and its affiliates (the “Proposed Transaction”).

There can be no guarantee that the Proposed Transaction will be completed, or if it is completed, the time frame in which it will be completed.  The Proposed Transaction is subject to the satisfaction of certain conditions contained in the merger agreement related thereto.  The failure to complete the Proposed Transaction could disrupt certain of our plans, operations, business and employee relationships.

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

Unless the context clearly indicates otherwise, references in this Quarterly Report on Form 10-Q to “Arc Logistics,” the “Partnership,” “we,” “our,” “us” or similar terms refer to Arc Logistics Partners LP and its subsidiaries. Unless the context clearly indicates otherwise, references to our “General Partner” refer to Arc Logistics GP LLC, the general partner of Arc Logistics, and references to our “Board” refer to the Board of Directors of our General Partner. References to our “Sponsor” or “Lightfoot” or “Lightfoot Entities” refer to Lightfoot Capital Partners, LP (“LCP LP”) and its general partner, Lightfoot Capital Partners GP LLC (“LCP GP”). References to “Center Oil” refer to GP&W, Inc., d.b.a. Center Oil, and affiliates, including Center Terminal Company-Cleveland, which contributed its limited partner interests in Arc Terminals, LP, predecessor to Arc Logistics, to the Partnership upon the consummation of the initial public offering (“IPO”). References to “Gulf LNG Holdings” refer to Gulf LNG Holdings Group, LLC and its subsidiaries, which own a liquefied natural gas regasification and storage facility in Pascagoula, MS, which is referred to herein as the “LNG Facility.” The Partnership owns a 10.3% limited liability company interest in Gulf LNG Holdings, which is referred to herein as the “LNG Interest.”

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

Recent Developments

Merger Transaction

On August 29, 2017, we, and our General Partner (together with the Partnership, the “MLP Entities”), the Lightfoot Entities, Zenith Energy U.S., L.P., a Delaware limited partnership (“Parent”), Zenith Energy U.S. GP, LLC, a Delaware limited liability company and the general partner of Parent (“Parent GP”), Zenith Energy U.S. Logistics Holdings, LLC, a Delaware limited liability company and a subsidiary of Parent (“Holdings”), and Zenith Energy U.S. Logistics, LLC, a Delaware limited liability company and a subsidiary of Holdings (“Merger Sub” and, together with Parent, Parent GP and Holdings, the “Parent Entities”), entered into a Purchase Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, upon the terms and subject to the conditions thereof, merge with and into the Partnership (the “Merger”), with the Partnership surviving the Merger as a subsidiary of Parent, and LCP GP will transfer to Holdings 100% of the issued and outstanding membership interests in our General Partner, including all rights and obligations relating thereto and all economic and capital interest therein (the “GP Equity Transfer”).

The conflicts committee of our Board (the “GP Conflicts Committee”), after consultation with its independent legal and financial advisors, unanimously (i) determined that it is fair and reasonable and in the best interests of the Partnership and the holders of common units representing limited partner interests in the Partnership other than the Lightfoot Entities and their controlling affiliates to enter into the Merger Agreement and consummate the Merger, (ii) approved the Merger Agreement and the Merger, such approval constituting Special Approval pursuant to Section 7.9(d) of our partnership agreement, (iii) recommended approval of the Merger Agreement and the Merger by our Board, (iv) recommended that our Board direct the Merger Agreement to be submitted to a vote of our limited partners at a special meeting and (v) recommended that our limited partners approve the Merger Agreement and the Merger. Our Board, acting based in part upon the recommendation of the GP Conflicts Committee, unanimously (i) determined that it is fair and reasonable and in the best interests of the Partnership and our common unitholders to enter into the Merger Agreement and consummate the Merger, (ii) approved the Merger Agreement and the Merger, (iii) directed the Merger Agreement to be submitted to a vote of our limited partners at a special meeting and (iv) determined to recommend that our limited partners approve the Merger Agreement and the Merger.

Upon the Merger and GP Equity Transfer becoming effective (the “Effective Time”), (a) each common unit representing a limited partner interest in the Partnership issued and outstanding immediately prior to the Effective Time (other than those common units owned by the Lightfoot Entities (the “Sponsor Units”)) will be converted into the right to receive an amount in cash equal to $16.50 per common unit, no longer be outstanding, automatically be cancelled and cease to exist, (b) each Sponsor Unit issued and outstanding immediately prior to the Effective Time will be converted into the right to receive an amount in cash equal to $14.50 per common unit, no longer be outstanding, automatically be cancelled and cease to exist, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and (c) Holdings will (or Parent will on Holdings’ behalf) pay to LCP GP $94,500,000 in cash in exchange for 100% of the membership interests in our General Partner acquired by Holdings in connection with the GP Equity Transfer.

Unless otherwise mutually agreed by the parties, including with the approval of the GP Conflicts Committee, the Merger will not be consummated earlier than November 30, 2017. The consummation of the Merger and the GP Equity Transfer is subject to the satisfaction or waiver of a number of conditions, including, among others: (i) receipt of the approval by the holders of a majority of our outstanding common units at a special meeting of our common unitholders of the Merger Agreement and the Merger (the “MLP Unitholder Approval”), (ii) expiration or termination of the waiting period applicable to the Transactions (as defined below) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which termination was granted on September 22, 2017), (iii) the absence of certain legal impediments to the consummation of the Merger, (iv) the accuracy or waiver of the parties’ representations and warranties, (v) the performance of the parties’ obligations under the Merger Agreement, (vi) nothing has occurred (excluding, among other things, (a) developments generally affecting the prices of commodities, or (b) any changes in or effect upon the business or condition (financial or otherwise) of the MLP Entities and its subsidiaries or any adverse consequences upon or affecting Gulf LNG Holdings or its direct or indirect equityholders as a result of that certain proceeding between Eni USA Gas Marketing L.L.C. and certain operating subsidiaries of Gulf LNG Holdings relating to the LNG Facility (as more fully described below)) resulting in or reasonably expected to result in a material adverse effect on the business or financial results or condition of the MLP Entities, (vii) nothing has occurred that has a material adverse effect on the ability of the MLP Entities or the Lightfoot Entities to consummate the Transactions, (viii) our receipt of a legal opinion regarding certain tax matters, (ix) Holdings’ receipt of the written resignations of each member of our Board and each officer of our General Partner, dated to be effected as of the Effective Time, and (x) Parent GP’s receipt of the transition services agreement related thereto.

Additionally, the consummation of the Merger and the GP Equity Transfer is subject to the consummation or contemporaneous consummation of (a) the purchase by Holdings and the Lightfoot Entities of certain of the interests in Arc Terminals Joliet Holdings LLC, a Delaware limited liability company (“Joliet Holdings”), held by EFS Midstream Holdings LLC, a Delaware limited liability company (“GE EFS”) (such purchase, the “Joliet Purchase”), pursuant to the Purchase Agreement, dated August 29, 2017, by and among Holdings, the Lightfoot Entities and GE EFS, and (b) the purchase by Holdings of a 5.51646% interest and, subject to certain conditions, an additional 4.16154% interest, in Gulf LNG Holdings from LCP LNG Holdings, LLC, a Delaware limited liability company and subsidiary of LCP LP (“LCP LNG”) (such purchase, the “Gulf LNG Purchase” and together with the Joliet Purchase, the Merger, the GP Equity Transfer and the other transactions contemplated by the Merger Agreement, the “Transactions”) pursuant to the Partially Conditional Purchase Agreement, dated August 29, 2017, by and among LCP LNG, the Lightfoot Entities, Parent, Parent GP, Holdings and, solely for the purposes of Section 1.1(d) of such agreement, the Partnership.

The Merger Agreement contains certain termination rights including, among others, (i) by mutual agreement of Parent GP and our General Partner, (ii) by either our General Partner or Parent GP, in the event that (a) a court issues a final, non-appealable order or injunction prohibiting the Merger, (b) after final adjournment of the special meeting of our limited partners, MLP Unitholder Approval has not been obtained, or (c) the Merger has not been consummated on or before February 7, 2018, subject to extension at Parent GP’s election to March 1, 2018, in certain circumstances as specified in the Merger Agreement (the “Outside Date”), (iii) by our General Partner, in the event (a) the GP Conflicts Committee withdraws its recommendation that our limited partners approve the Merger and Merger Agreement due to a superior proposal, our Board authorizes the MLP Entities to enter into an agreement with respect to such superior proposal and, concurrently with the termination of the Merger Agreement, the MLP Entities enter into such agreement, (b) any Parent Entity has breached any of its representations or warranties or has failed to perform any of its covenants or agreements which such breach or failure would prevent the satisfaction of a condition to the consummation of the Merger or is incapable of being cured within a specified time or (c) the Parent Entities fail to close within a specified time after receiving notice from the MLP Entities that all conditions to closing have been satisfied or waived and the MLP Entities stand ready, willing and able to close and (iv) by Parent GP, in the event that (a) any MLP Entity or any Lightfoot Entity has breached the non-solicit obligations under the Merger Agreement, (b) any MLP Entity or any Lightfoot Entity has breached any of its representations or warranties or has failed to perform any of its covenants or agreements which such breach or failure would prevent the satisfaction of a condition to the consummation of the Merger or is incapable of being cured within a specified time or (c) prior to final adjournment of the special meeting of our limited partners, our Board withdraws its recommendation that our limited partners approve the Merger and Merger Agreement. Upon termination of the Merger Agreement under specific circumstances, we will be required to pay Parent a termination fee of $11,487,696 (the “MLP Termination Fee”). If the Merger Agreement is terminated (A) (i) due to the passing of the Outside Date, (ii) failure to obtain MLP Unitholder Approval or (iii) due to any Lightfoot Entity or MLP Entity’s failure to perform any covenant or agreement or the failure of any of the representations and warranties of any Lightfoot Entity or MLP Entity to be true and correct as of the date of the Merger Agreement and (B) any MLP Entity or Lightfoot Entity or affiliate thereof enters into an alternative acquisition within 12 months of such termination, the MLP Termination Fee is payable. The MLP Termination Fee is also payable in the event, among other things, that Parent terminates the Merger Agreement due to any MLP Entity or Lightfoot Entity’s breach of the non-solicit provisions in the Merger Agreement, excluding breaches that do not adversely affect the Parent Entities or the Transactions in any material respect, or if our Board withdraws its recommendation that our limited partners approve the Merger and the Merger Agreement due to a superior proposal, our Board authorizes the MLP Entities to enter into an agreement with respect to such superior proposal and, concurrently with the termination of the Merger Agreement, the MLP Entities enter into such agreement. The Merger Agreement also provides that Parent will be required to pay us a termination fee of $24,616,491 if the Merger Agreement is terminated under certain circumstances.

From the date of the Merger Agreement until the Effective Time, we plan to declare and pay quarterly distributions in the ordinary course of business and consistent with past practices. Assuming that the Merger has not closed by January 26, 2018, we expect that we would declare a distribution associated with the quarter ended December 31, 2017 on or about January 26, 2018, to be paid on or about February 15, 2018 to our common unitholders of record as of February 8, 2018.  If, as anticipated, the Merger closes prior to the record date for the distribution associated with the fourth quarter of 2017, then the holders of our common units as of immediately prior to the closing of the Merger will not receive any distribution associated with the fourth quarter of 2017. If, alternatively, the Merger does not close by the record date for the distribution associated with the fourth quarter of 2017, then we plan to pay the fourth quarter distribution, on or around February 15, 2018, to our common unitholders of record as of the record date applicable to such distribution, irrespective of whether the Merger closes thereafter or whether our General Partner or Parent GP terminates the Merger Agreement after the Outside Date.

The Merger is targeted to close on or about December 21, 2017 and is subject to the right that each of our General Partner and Parent GP has to terminate the Merger Agreement if the Merger has not been consummated on or before the Outside Date. Additional information regarding the proposed transaction and the terms and conditions of the Merger Agreement are set forth in our definitive proxy statement for the special meeting of our common unitholders to consider and vote on the Merger Agreement and the Merger, filed on October 30, 2017.

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

Affiliates of Kinder Morgan, Inc., which control Gulf LNG Holdings and operate the LNG Facility, have expressed to us that they view the assertions by Eni USA to be without merit, and that they will continue to vigorously contest the assertions set forth by Eni USA.  As contemplated by the terminal use agreement, disputes are meant to be resolved by final and binding arbitration.  Although we do not control Gulf LNG Holdings, we also are of the view that the assertions made by Eni USA are without merit. A three-member arbitration panel conducted an arbitration hearing in January 2017.  We expect the arbitration panel will issue its decision before the end of the fourth quarter of 2017.  If the arbitration panel has not issued its decision on or about December 4, 2017, we have been advised that the panel is expected, on or around such date, to advise the parties to the arbitration of the date that the panel expects to issue its decision.  Eni USA has advised Gulf LNG Holdings’ affiliates that it will continue to pay the amounts claimed to be due under the terminal use agreement pending resolution of the dispute.

If the assertions by Eni USA to terminate or amend its payment obligations under the terminal use agreement prior to the expiration of its initial term are ultimately successful, our business, financial conditions and results of operations and our ability to make cash distributions to our unitholders would be (or in the event Eni USA’s payment obligations are amended, could be) materially adversely affected.  For the nine months ended September 30, 2017, 17% and 20% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.  For the nine months ended September 30, 2016, 17% and 25% of our Adjusted EBITDA and Distributable Cash Flow, respectively, were associated with our LNG Interest.

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

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with ExxonMobil Oil Corporation (“Exxon”), each with an initial three-year term that is currently scheduled to expire in May 2018. Exxon did not exercise in August 2017 its option to renew the term of the Exxon agreements on the current terms and conditions. Although Exxon has expressed interest in using the services of the Joliet terminal past the currently scheduled contract expiry date of May 2018, and we intend to continue discussions with Exxon regarding such services, there can be no assurances that any such arrangement will occur.  If we are unable to enter into a new arrangement with Exxon on terms that are similar to the current terms, our business, financial conditions, results of operations and ability to make cash distributions to our unitholders could be materially adversely affected. Further, the carrying value of our goodwill and Joliet terminal assets are sensitive to the outcome of the Exxon contract renewal and could also be at risk of impairment.  The carrying value of goodwill and the Joliet terminal assets as of September 30, 2017 were $39.9 million and $151.1 million, respectively.  For the nine months ended September 30, 2017, Exxon, our largest customer, accounted for 30% and 39% of our Adjusted EBITDA and Distributable Cash Flow, respectively, in each case after removing the non-controlling interest portion related to our co-investor’s ownership interest in Joliet Holdings.

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

Organic Growth Opportunities

Regional crude oil and petroleum products supply and demand dynamics shift over time, which can lead to rapid and significant changes in demand for logistics services. At such times, we believe the companies that have positioned themselves to provide a complementary suite of logistics assets with organic growth opportunities will have a competitive advantage in capitalizing on the shifting market dynamics. Where feasible, we have designed the infrastructure at our facilities to allow for future expansion. As of September 30, 2017, we had an aggregate of over 250 acres of available land, across our facilities, to increase our rail, marine, truck and/or terminal capacity should either the crude oil or petroleum products market warrant incremental growth opportunities.

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

We also receive cash distributions from the LNG Interest we acquired in November 2013, which is accounted for using equity method accounting. These distributions are supported by two multi-year, firm reservation charge terminal use agreements for all of the capacity of the LNG Facility that went into commercial operation in October 2011 with several integrated, multi-national oil and gas companies.  As of September 30, 2017, the remaining term of each terminal use agreement is approximately 14 years.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Distributable Cash Flow to cash flows from operating activities for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to partners' capital	$144	$4,132	$5,835	$12,212
Income taxes	55	49	86	101
Interest expense	3,132	2,481	8,656	7,234
Depreciation (a)	4,143	3,512	12,128	9,979
Amortization (a)	2,980	3,055	9,041	9,192
Loss on disposal of property and equipment (a)	891	-	891	-
One-time non-recurring expenses (b)	2,437	15	2,437	616
Non-cash unit-based compensation	518	1,233	1,886	3,528
Non-cash loss (gain) on revaluation of contingent consideration, net (a)(c)	320	326	879	(183)
Non-cash deferred rent expense (d)	65	65	196	196
Adjusted EBITDA	$14,685	$14,868	$42,035	$42,875
Cash interest expense	(2,665)	(2,280)	(7,390)	(6,601)
Cash income taxes	(55)	(49)	(86)	(100)
Maintenance capital expenditures	(1,366)	(2,583)	(3,314)	(6,985)
Equity earnings from the LNG Interest	(2,431)	(2,512)	(7,243)	(7,439)
Cash distributions received from the LNG Interest	2,064	2,560	6,090	7,319
Distributable Cash Flow	$10,232	$10,004	$30,092	$29,069
Maintenance capital expenditures	1,366	2,583	3,314	6,985
Distributable cash flow attributable to non-controlling interests	2,093	2,737	6,924	8,770
Changes in operating assets and liabilities	1,601	11	(285)	(1,095)
One-time non-recurring expenses (b)	(2,437)	(15)	(2,437)	(616)
Other non-cash adjustments	693	352	937	189
Net cash provided by operating activities	$13,548	$15,672	$38,545	$43,302

(a)

The revaluation of contingent consideration, loss on disposal of property and equipment, depreciation and amortization have been adjusted to remove the non-controlling interest portion related to the GE EFS affiliate’s ownership interest in Joliet Holdings.

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

Results of Operations

The following table and discussion is a summary of our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except operating data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Third-party customers	$25,859	$22,933	$75,420	$68,136
Related parties	1,431	3,739	4,382	10,847
	27,290	26,672	79,802	78,983
Expenses:
Operating expenses	8,848	8,192	26,595	25,107
Selling, general and administrative	4,999	3,141	10,950	10,168
Selling, general and administrative - affiliate	1,368	1,342	3,941	3,965
Depreciation	4,623	3,972	13,565	11,345
Amortization	3,547	3,672	10,808	11,042
(Gain) Loss on revaluation of contingent consideration, net	534	545	1,465	(303)
Total expenses	23,919	20,864	67,324	61,324
Operating (loss) income	3,371	5,808	12,478	17,659
Other income (expense):
Equity earnings from unconsolidated affiliate	2,431	2,512	7,243	7,439
Gain (Loss) on disposal of property and equipment	(1,484)	-	(1,484)	-
Other income	60	1	60	2
Interest expense	(3,132)	(2,481)	(8,656)	(7,234)
Total other income (expense)	(2,125)	32	(2,837)	207
Income before income taxes	1,246	5,840	9,641	17,866
Income taxes	55	49	86	101
Net income	1,191	5,791	9,555	17,765
Net income attributable to non-controlling interests	(1,047)	(1,659)	(3,720)	(5,553)
Net income attributable to partners' capital	$144	$4,132	$5,835	$12,212
Other Financial Data:
Adjusted EBITDA	$14,685	$14,868	$42,035	$42,875
Distributable Cash Flow	$10,232	$10,004	$30,092	$29,069
Operating Data:
Storage capacity (bbls)	7,842,600	7,841,100	7,842,600	7,841,100
Throughput (bpd)	181,387	171,170	171,841	159,689
% Take or pay revenue	81%	84%	81%	85%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Storage Capacity. Storage capacity for the three months ended September 30, 2017 increased by 1,500 barrels compared to the three months ended September 30, 2016.  The increase in storage capacity is related to the completion of three new 500-barrel bio-diesel tanks at our Altoona, Dupont and Mechanicsburg terminals.

Throughput Activity. The following table details the types and amounts of throughput generated during the three months ended September 30, 2017 and 2016 (in thousands of barrels per day, except percentages):

	Three Months Ended
	September 30,
	2017	2016	Change in bpd	% Change
Asphalts and industrial products	17,570	14,879	2,691	18%
Crude oil	87,379	87,877	(498)	-1%
Distillates	26,423	19,717	6,706	34%
Gasoline	50,015	48,697	1,318	3%
Total	181,387	171,170	10,217	6%

Throughput activity for the three months ended September 30, 2017 increased by 10.2 mbpd, or 6%, compared to the three months ended September 30, 2016.

The 2.7 mbpd, or 18%, increase in asphalt and industrial products throughput is related to an increase in existing customer activity at our Mobile and Mobile-Methanol terminals, and new customer activity at our Blakeley and Chickasaw terminals offset by customer non-renewals and reduced activity at our Blakeley and Chickasaw terminals.

The 0.5 mbpd, or 1%, decrease in crude oil throughput is the result of a decrease of 6.2 mbpd of throughput at our Pawnee terminal offset by an increase of 5.7 mbpd of throughput at our Joliet terminal.

The 6.7 mbpd, or 34%, increase in distillates throughput is the result of (i) a 3.6 mbpd increase of throughput associated with recently executed new customer agreements at our Altoona, Baltimore, Chickasaw, Cleveland, Dupont, Mechanicsburg, Norfolk, Selma and Toledo terminals; (ii) an increase in existing customer activity of 4.1 mbpd at our Altoona, Chickasaw, Cleveland, Madison, Mechanicsburg, Norfolk, Spartanburg and Williamsport terminals; and (iii) a 3.7 mbpd increase from existing customers executing new or amending existing agreements to throughput product at our Baltimore, Mobile, Norfolk, Selma and Pennsylvania terminals partially offset by a 4.7 mbpd decrease related to customer non-renewals or reduced customer activity at our Baltimore, Dupont, Gulf Coast, Selma and Toledo terminals.

The 1.3 mbpd, or 3%, increase in gasoline throughput is the result of (i) a 0.1 mbpd of increased throughput associated with a recently executed agreement at our Selma terminal; (ii) an increase in existing commercial activity of 5.6 mbpd at our Baltimore, Cleveland, Madison, Mechanicsburg, Portland, and Toledo terminals; and (iii) a 3.8 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by an 8.2 mbpd decrease related to customer non-renewals or reduced customer activity at our Altoona, Brooklyn, Dupont, Norfolk, Selma, Spartanburg and Williamsport terminals.

Revenues. The following table details the types and amounts of revenues generated during the three months ended September 30, 2017 and 2016 (in thousands, except percentages).

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
Minimum storage & throughput services fees	$21,848	$21,908	$(60)	0%
Excess throughput & handling fees	3,641	3,299	342	10%
Total storage & throughput services fees	$25,489	$25,207	$282	1%
Ancillary services fees	1,801	1,465	336	23%
Total revenues	$27,290	$26,672	$618	2%

Revenues for the quarter ended September 30, 2017 increased by $0.6 million, or 2%, compared to the quarter ended September 30, 2016. Total storage and throughput services fees increased by $0.3 million, or 1%, compared to the three months ended September 30, 2016. Minimum storage and throughput services fees decreased by less than $0.1 million, as compared to the same period in 2016, due to the following:

•

Increase of $1.0 million related to the execution of new customer agreements or the execution of new agreements with existing customers at our Altoona, Blakeley, Chickasaw, Cleveland, Mechanicsburg, Mobile and Toledo terminals;

•

Increase of $0.6 million from customers who increased their long-term and short-term storage capacity requirements or whose contracts included automatic step-up provisions at our Chickasaw, Cleveland, Joliet, Mobile, Mobile – Methanol, Norfolk, Pawnee and Toledo terminals;

•

Decrease of $1.0 million from customer non-renewals at our Blakeley, Brooklyn, Chickasaw and Cleveland terminals and taking tanks out of service for inspections and repairs at our Blakeley and Chickasaw terminals; we then re-contracted the majority of this capacity to new or existing customers under long-term agreements, and the revenue will commence upon the completion of tank inspections and infrastructure upgrades; and

•

Decrease of $0.6 million from customers who reduced their short-term storage capacity needs and/or reduced their total minimum take-or-pay volume requirements or rates at our Altoona, Blakeley Baltimore, Brooklyn, Dupont, Madison, Mechanicsburg, Mobile, Pawnee, Portland, Selma, Spartanburg, Toledo and Williamsport terminals.

Excess throughput and handling fees increased by $0.3 million, or 10%, as compared to the same period in 2016, due to the following:

•

Increase of $0.4 million from the execution of new customer agreements or agreements with existing customers at terminals in our network including our Altoona, Baltimore, Blakeley, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile, Norfolk, Pawnee, Selma, Toledo and Williamsport terminals;

•

Increase of $0.7 million from incremental existing customer throughput and handling fees at our Chickasaw, Cleveland, Joliet, Madison, Mechanicsburg, Mobile, Mobile-Methanol, Toledo and Williamsport terminals;

•	Increase of less than $0.1 million from either contract amendments or contractual rate adjustments at our Altoona, Baltimore, Dupont, Mechanicsburg and Williamsport terminals;
•	Decrease of $0.5 million from customer non-renewals at our Blakeley, Brooklyn, Chickasaw and Joliet terminals; and
•

Decrease of $0.3 million from reduced customer activity or contract amendments resulting in reduced activity at our Altoona, Baltimore, Blakeley, Brooklyn, Dupont, Norfolk, Selma, Pawnee and Spartanburg terminals.

Ancillary services fees increased by $0.3 million, or 23%, as compared to the same period in 2016, due to the following:

•	Increase of less than $0.1 million from services provided for new customer agreements or agreements with existing customers at our Blakeley, Mechanicsburg and Mobile terminals;
•

Increase of $0.6 million from the services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Baltimore, Brooklyn, Dupont, Joliet, Madison, Mechanicsburg, Mobile, Mobile-Methanol, Norfolk, Portland, Selma, Toledo and Williamsport terminals;

•

Decrease of $0.3 million from services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services at our Altoona, Brooklyn, Chickasaw, Cleveland, Mechanicsburg, Pawnee, Selma, Spartanburg and Toledo terminals; and

•	Decrease of less than $0.1 million from services provided to customers at our Blakeley and Chickasaw terminals for customers who elected not to renew their existing agreements.

Operating Expenses. Operating expenses for the three months ended September 30, 2017 increased by $0.7 million, or 8%, compared to the three months ended September 30, 2016. The increase was related to: (i) $0.1 million attributable to higher expenses incurred as result of increased throughput activity, including additive, contract labor, utility and supply expenses; (ii) $0.5 million related to an increase in repair and maintenance expense; and (iii) an increase in property taxes of $0.3 million. The increase in operating expenses was partially offset by reduced insurance expense of $0.2 million.

Selling, General and Administrative Expenses.  SG&A expenses for the three months ended September 30, 2017 increased by $1.9 million, or 42%, compared to the three months ended September 30, 2016.  The increase in SG&A expenses was related to a $2.4 million increase in due diligence and transaction related expenses associated with the transactions contemplated by the Merger Agreement offset by a $0.5 million decrease related to a reduction in unit based compensation expenses due to some phantom units becoming fully vested in July 2017 and November 2016.

Depreciation and Amortization Expense. Depreciation expense for the three months ended September 30, 2017 increased by $0.7 million, or 16%, compared to the three months ended September 30, 2016, primarily due to the impact of the expansion projects at our Pennsylvania terminals which were acquired in 2016, customer expansion activities and incremental maintenance projects.  Amortization expense for the three months ended September 30, 2017 decreased $0.1 million, or 3%, compared to the three months ended September 30, 2016, primarily due to an intangible asset related to the Mobile terminal acquisition becoming fully amortized in the first quarter of 2016.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the three months ended September 30, 2017 decreased by $0.1 million compared to the three months ended September 30, 2016.  This decrease is attributable to the increase in legal fees at Gulf LNG related to the on-going Eni USA arbitration.

Interest Expense. Interest expense for the three months ended September 30, 2017 increased by $0.7 million, or 26%, compared to the three months ended September 30, 2016. The increase in interest expense was the result of higher outstanding indebtedness and interest rates during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The increase in indebtedness was primarily related to the amounts drawn from our credit facility to fund expansion capital projects.

Net Income. Net income for the three months ended September 30, 2017 decreased by $4.6 million, or 79%, compared to the three months ended September 30, 2016.  The decrease was primarily related to: (i) a $0.7 million increase in operating expenses primarily related to an increase in property taxes, repair and maintenance expenses and increased throughput related activity; (ii) a $1.9 million increase in SG&A related to an increase in due diligence and transaction related expenses; (iii) a $0.7 million increase in depreciation expense related to the depreciation of our recent capital expenditures; (iv) a $1.5 million increase in losses related to a disposal of property and equipment at our Joliet terminal; and (v) a $0.7 million increase in interest expense due to higher outstanding indebtedness and an increase in interest rates. These decreases to net income were partially offset by a $0.1 million decrease in amortization expense and a $0.6 million increase in revenue.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2017 decreased by $0.2 million, or 1%, compared to the three months ended September 30, 2016.  The decrease in Adjusted EBITDA for the three months ended September 30, 2017 was primarily attributable to an increase in operating expenses and a reduction in the income from our investment in Gulf LNG offset by an increase in revenue.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Storage Capacity. Storage capacity for the nine months ended September 30, 2017 increased by 1,500 barrels compared to the nine months ended September 30, 2016.  The increase in storage capacity is related to the completion of three new 500-barrel bio-diesel tanks at our Altoona, Dupont and Mechanicsburg terminals.

Throughput Activity. The following table details the types and amounts of throughput generated during the nine months ended September 30, 2017 and 2016 (in thousands of barrels per day, except percentages):

	Nine Months Ended
	September 30,
	2017	2016	Change in bpd	% Change
Asphalts and industrial products	18,367	15,935	2,432	15%
Crude oil	77,842	77,806	36	0%
Distillates	26,236	21,465	4,771	22%
Gasoline	49,396	44,483	4,913	11%
Total	171,841	159,689	12,152	8%

Throughput activity for the nine months ended September 30, 2017 increased by 12.2 mbpd, or 8%, compared to the nine months ended September 30, 2016.

The 2.4 mbpd, or 15%, increase in asphalt and industrial products throughput is related to a net increase in existing customer activity, contract amendments and the execution of new customer agreements at our Gulf Coast terminals.

The less than 0.1 mbpd increase in crude oil throughput is the result of a decrease of 13.3 mbpd of throughput at our Pawnee and Portland terminals offset by an increase of 13.3 mbpd of throughput at our Joliet terminal.

The 4.8 mbpd, or 22%, increase in distillates throughput is the result of (i) a 3.1 mbpd of increased throughput associated with recently executed agreements at our Altoona, Baltimore, Chickasaw, Cleveland, Dupont, Mechanicsburg, Norfolk, Selma, and Toledo terminals; (ii) a 5.1 mbpd increase in existing customer activity at our Baltimore, Chickasaw, Cleveland, Dupont, Madison, Mechanicsburg, Spartanburg and Williamsport terminals; and (iii) a 3.5 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by a 7.0 mbpd decrease in customer non-renewals or reduced customer activity at our Altoona, Blakeley, Chickasaw, Mobile, Norfolk, Portland, Selma and Toledo terminals.

The 4.9 mbpd, or 11%, increase in gasoline throughput is the result of (i) less than 0.1 mbpd of increased throughput associated with recently executed agreements at our Selma terminal; (ii) a 6.7 mbpd increase in existing commercial activity at our Baltimore, Cleveland, Madison, Mechanicsburg, Portland and Toledo terminals; and (iii) a 2.6 mbpd increase from existing customers executing new or amending existing agreements to throughput product in additional terminals within our terminal network partially offset by 4.4 mbpd related to customer non-renewals or reduced activity at our Altoona, Brooklyn, Dupont, Norfolk, Selma, Spartanburg and Williamsport terminals.

Revenues. The following table details the types and amounts of revenues generated during the nine months ended September 30, 2017 and 2016 (in thousands, except percentages).

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change
Minimum storage & throughput services fees	$64,262	$65,733	$(1,471)	-2%
Excess throughput & handling fees	10,517	8,949	1,568	18%
Total storage & throughput services fees	$74,779	$74,682	$97	0%
Ancillary services fees	5,023	4,301	722	17%
Total revenues	$79,802	$78,983	$819	1%

Revenues for the nine months ended September 30, 2017 increased by $0.8 million, or 1%, compared to the nine months ended September 30, 2016. Total storage and throughput services fees increased by $0.1 million compared to the nine months ended September 30, 2016. Minimum storage and throughput services fees decreased by $1.5 million, or 2%, as compared to the same period in 2016, due to the following:

•

Increase of $2.1 million related to the execution of new customer agreements or the execution of new agreements with existing customers at our Altoona, Blakeley, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile and Toledo terminals;

•

Increase of $1.7 million from customers who increased their long-term and short-term storage capacity requirements or whose contracts included automatic step-up provisions at our Baltimore, Blakeley, Brooklyn, Cleveland, Joliet, Madison, Mobile, Mobile – Methanol, Pawnee and Toledo terminals;

•

Decrease of $2.7 million from customer non-renewals at our Baltimore, Blakeley, Brooklyn, Chickasaw, Cleveland, Norfolk and Selma terminals; we then re-contracted the majority of the capacity associated with the customer non-renewals in Blakeley and Chickasaw under long-term agreements, and the revenue will commence upon the completion of tank inspections and infrastructure upgrades; and

•

Decrease of $2.5 million from customers who reduced their short-term storage capacity needs and/or reduced their total minimum take-or-pay volume requirements or rates at our Altoona, Baltimore, Brooklyn, Chickasaw, Dupont, Mechanicsburg, Mobile, Mobile – Methanol, Norfolk, Pawnee, Portland, Selma, Spartanburg and Williamsport terminals.

Excess throughput and handling fees increased by $1.6 million, or 18%, as compared to the same period in 2016, due to the following:

•

Increase of $1.0 million from the execution of new customer agreements or agreements with existing customers at other terminals in our network including at our Altoona, Baltimore, Chickasaw, Cleveland, Dupont, Mechanicsburg, Mobile, Norfolk, Selma, Toledo and Williamsport terminals;

•	Increase of $1.6 million from incremental existing customer throughput and handling fees at our Baltimore, Cleveland, Madison, Mechanicsburg, Mobile, Pawnee and Selma terminals;
•	Increase of $0.2 million from either contract amendments or contractual rate adjustments in Altoona, Baltimore, Chickasaw, Dupont, Mechanicsburg and Williamsport terminals;
•	Decrease of $0.3 million from customer non-renewals at our Blakeley, Brooklyn, Chickasaw, Norfolk and Selma terminals; and
•

Decrease of less than $0.9 million from reduced customer activity or contract amendments resulting in reduced activity in Altoona, Blakeley, Brooklyn, Chickasaw, Dupont, Joliet, Mobile-Methanol, Norfolk, Spartanburg, Toledo and Williamsport terminals.

Ancillary services fees increased by $0.7 million, or 17%, as compared to the same period in 2016, due to the following:

•	Increase of less than $0.1 million from services provided pursuant to new customer agreements or agreements with existing customers at our Blakeley, Chickasaw, Mechanicsburg and Mobile terminals;
•

Increase of $1.4 million from the services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Altoona, Baltimore, Brooklyn, Cleveland, Dupont, Joliet, Madison, Mechanicsburg, Mobile, Norfolk, Selma, Spartanburg, Toledo and Williamsport terminals;

•

Decrease of $0.6 million from services provided to our customers including lab fees, natural gas reimbursement, railcar storage, blending and other services in our Altoona, Baltimore, Blakeley, Chickasaw, Cleveland, Joliet, Madison, Mobile-Methanol, Norfolk, Pawnee, Portland, Selma, Spartanburg and Toledo terminals; and

•

Decrease of less than $0.2 million from services provided to customers at our Altoona, Blakeley, Chickasaw, Mechanicsburg and Mobile terminals for customers who elected not to renew existing agreements.

Operating Expenses. Operating expenses for the nine months ended September 30, 2017 increased by $1.5 million, or 6%, compared to the nine months ended September 30, 2016. The increase was related to: (i) $0.3 million attributable to expenses incurred as result of increased throughput activity including additive, utility and supply expenses; (ii) $0.6 million related to an increase in repair and maintenance expense; (iii) $0.3 million due to an increase in contract labor in support of customer activities at the Joliet terminal; and (iv) an increase in property taxes of $0.6 million. The increase in operating expenses was partially offset by reduced payroll expenses of $0.2 million due to a realignment and optimization of our workforce and a reduction in our insurance premiums of $0.2 million.

Selling, General and Administrative Expenses.  SG&A expenses for the nine months ended September 30, 2017 increased by $0.8 million, or 5%, compared to the nine months ended September 30, 2016.  The increase in SG&A expenses was related to a $2.1 million increase of due diligence related expenses associated with the transactions contemplated by the Merger Agreement partially offset by a $1.5 million reduction in unit based compensation expenses due to some phantom units becoming fully vested in July 2017 and November 2016.

Depreciation and Amortization Expense. Depreciation expense for the nine months ended September 30, 2017 increased by $2.2 million, or 20%, compared to the nine months ended September 30, 2016, primarily due to the impact of the expansion projects at our Pennsylvania terminals which were acquired in 2016, customer expansion activities and incremental maintenance projects.  Amortization expense for the nine months ended September 30, 2017 decreased by $0.3 million, or 3%, compared to the nine months ended September 30, 2016, primarily due to an intangible asset related to the Mobile terminal acquisition becoming fully amortized in the first quarter of 2016.

Equity Earnings from Unconsolidated Affiliate. Equity earnings from unconsolidated affiliate for the nine months ended September 30, 2017 decreased by $0.2 million, or 3%, compared to the nine months ended September 30, 2016.  This decrease is attributable to the increase in legal fees at Gulf LNG related to the on-going Eni USA arbitration.

Interest Expense. Interest expense for the nine months ended September 30, 2017 increased by $1.4 million, or 20%, compared to the nine months ended September 30, 2016. The increase in interest expense was the result of higher outstanding indebtedness and interest rates during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The increase in indebtedness was primarily related to the amounts drawn from our credit facility to fund expansion capital projects.

Net Income. Net income for the nine months ended September 30, 2017 decreased by $8.2 million, or 46%, compared to the nine months ended September 30, 2016.  The decrease was primarily related to: (i) a $1.5 million increase in operating expenses primarily related to an increase in property taxes, repairs and maintenance, contract labor and increased throughput related activity, (ii) a $0.8 million increase in SG&A due to an increase in professional fees and due diligence related expenses; (iii) a $2.2 million increase in depreciation expense related to the depreciation of our recent capital expenditures, (iv) a $1.8 million increase on the revaluation of the contingent consideration; (v) a $1.5 million loss on disposal of property and equipment at our Joliet terminal; and (vi) a $1.4 million increase in interest expense due to higher outstanding indebtedness and an increase in interest rates. These decreases to net income were partially offset by a $0.2 million decrease in amortization expenses and a $0.8 million increase in revenue.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2017 decreased by $0.8 million, or 2%, compared to the nine months ended September 30, 2016.  The decrease in Adjusted EBITDA for the nine months ended September 30, 2017 was primarily attributable to an increase in operating expenses and a reduction in the income from our investment in Gulf LNG offset by an increase in revenue.

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

In October 2017, we declared a quarterly distribution of $0.44 per common unit, which equates to approximately $8.6 million per quarter, or $34.4 million on an annualized basis, based on the number of common units outstanding as of November 2, 2017.  The distribution is payable on November 15, 2017 to unitholders of record on November 8, 2017.  Maintaining this level of distribution is dependent on our ability to generate sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our General Partner and its affiliates.  We do not have a legal obligation to pay this distribution.

Our Joliet terminal is currently supported by a terminal services agreement and a pipeline throughput and deficiency agreement with Exxon, each with an initial three-year term that is currently scheduled to expire in May 2018. Exxon did not exercise in August 2017 its option to renew the agreements on their current terms and conditions.  Although Exxon has expressed interest in using the services of the Joliet Terminal past the currently scheduled contract expiry date of May 2018, and we intend to continue discussions with Exxon regarding such services, there can be no assurances that any such arrangement will occur. For more information, please see “—Factors that Impact Our Business—Customers and Competition” discussed above.

We have identified certain deficiencies with the steam and condensate system and the thermal fluid system at our Joliet terminal owned and operated by Joliet Bulk, Barge & Rail LLC (“JBBR”), which is a wholly-owned subsidiary of Joliet Holdings, 40% of which is owned by an affiliate of GE EFS.  The steam and condensate system and the thermal fluid system are used by JBBR to unload railcars and maintain the petroleum products at a certain temperature, if necessary, during cold weather operating activities.  We believe the identified deficiencies are attributable to the design, engineering and construction of the Joliet terminal.  Pursuant to a contract between JBBR and Ragnar Benson LLC (“Ragnar Benson”), Ragnar Benson agreed to provide certain engineering, procurement and construction services in connection with the development and construction of our Joliet terminal (the “Ragnar Benson EPC Contract”).  JBBR believes that Ragnar Benson has not reached final completion under the Ragnar Benson EPC Contract due to its failure to comply with its obligations thereunder, and JBBR is pursuing its rights and remedies against Ragnar Benson to remediate, or to reimburse JBBR for the costs of remediating, such deficiencies.  We have also investigated the potential liability of Wilson & Company, Inc. Engineers & Architects (“Wilson”), the engineering firm that (along with Ragnar Benson) designed the Joliet terminal. We believe that Wilson breached its standard of care and other obligations with respect to the design and engineering of the steam and condensate system and the thermal fluid system under the master services agreement between Wilson and JBBR, and we are pursuing our rights and remedies against Wilson pursuant thereto. For more information, please see Part II, Item 1. “Legal Proceedings.”

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

Credit Facility

Concurrent with the closing of the IPO, we entered into the Credit Facility with a syndicate of lenders, under which Arc Terminals Holdings LLC (“Arc Terminals Holdings”) is the borrower.  The Credit Facility, as subsequently amended, matures in November 2018 and has up to $300.0 million of borrowing capacity.  As of September 30, 2017, we had borrowings of $256.0 million under the Credit Facility at an interest rate of 4.25%.  Based on the restrictions under our total leverage ratio covenant, as of September 30, 2017, we had $25.0 million of available capacity under the Credit Facility.

The Credit Facility is available to fund working capital and to finance capital expenditures and other permitted payments and allows us to request that the maximum amount of the Credit Facility be increased by up to an aggregate principal amount of $100.0 million, subject to receiving increased commitments from lenders or commitments from other financial institutions. The Credit Facility is available for revolving loans, including a sublimit of $5.0 million for swing line loans and a sublimit of $20.0 million for letters of credit. Our obligations under the Credit Facility are secured by a first priority lien on substantially all of our material assets other than the LNG Interest and the assets owned by Joliet Holdings and its subsidiaries. We and each of our existing restricted subsidiaries (other than the borrower) guarantee, and each of our future restricted subsidiaries will also guarantee, the Credit Facility.

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

The Credit Facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. As of September 30, 2017, we were in compliance with such covenants. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, enter into certain lease agreements, make investments and make distributions.

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

Fifth Amendment to Credit Agreement

In May 2017, Arc Terminals Holdings, as borrower, together with us and certain of our other subsidiaries, as guarantors, entered into the fifth amendment to the Credit Facility (the “Fifth Amendment”).  The Fifth Amendment principally modifies a provision of the Credit Agreement whereby we may maintain a total leverage ratio of up to 5.00 to 1.00 for a stated period of time.

CenterPoint Earn-Out Obligation

In connection with our acquisition, through a joint venture company formed with an affiliate of GE EFS, of all the membership interests of JBBR from CenterPoint Properties Trust (“CenterPoint”) for $216.0 million, Joliet Holdings agreed to pay CenterPoint earn-out payments for each barrel of crude oil that is either delivered to or received by the Joliet terminal (without duplication) or for which JBBR receives payment under minimum volume commitments regardless of actual throughput activity.  Joliet Holdings’ earn-out obligations to CenterPoint will terminate upon the payment, in the aggregate, of $27.0 million, $4.6 million of which has been recorded as of September 30, 2017.

Settlement

In February 2016, Arc Terminals Holdings entered into a settlement agreement with its customer at the Blakeley, AL facility (the “Blakeley Customer”) pursuant to which the parties agreed to terminate the terminal services agreement for the storage and throughputting of the Blakeley Customer’s sulfuric acid at the Blakeley terminal and to, among other things, release each party from all potential claims arising out of any non-performance of or non-compliance with the representations, warranties and covenants made thereunder.  Pursuant to the settlement agreement, Arc Terminals Holdings agreed to pay to the Blakeley Customer an aggregate of $2.0 million in certain increments over a three-year period commencing with the first quarter of 2016, except that Arc Terminals Holdings’ payment obligations thereunder shall be reduced by $0.5 million in the event that Arc Terminals Holdings and the Blakeley Customer enter into a new terminal services agreement for the storage and throughputting of such customer’s sulfuric acid at the Blakeley, AL facility commencing no later than January 1, 2018.  Neither Arc Terminals Holdings nor the Blakeley Customer has any obligation to enter into such new terminal services agreement.  As of December 31, 2015, we had established an accrual of $2.0 million with respect to our obligations under the settlement agreement.  Through September 30, 2017, we have paid approximately $1.4 million towards our obligations under the settlement agreement.   The terminal services agreement that has been terminated provided for an amount of minimum take or pay revenue, on a quarterly basis over the remaining term of such terminal services agreement, that would have represented less than 1% of our total revenue for the year ended December 31, 2016.

Cash Flows

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

A summary of the changes in cash flow data is provided as follows (in thousands, except percentages):

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change
Net cash flows provided by (used in):
Operating activities	$38,545	$43,302	$(4,757)	-11%
Investing activities	(12,972)	(28,902)	15,930	-55%
Financing activities	(27,480)	(15,876)	(11,604)	73%

Cash Flow from Operating Activities. Operating activities primarily consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of working capital changes. Net cash provided by operating activities was $38.5 million for the nine months ended September 30, 2017 compared to $43.3 million for the nine months ended September 30, 2016. The decrease in net cash provided by operating activities was primarily the result of a decrease in net income of approximately $8.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Our operating cash flows for the nine months ended September 30, 2017 also included changes to certain non-cash charges such as an increase to depreciation and the revaluation of the contingent consideration of $2.2 million and $1.8 million, respectively, offset by a decrease in unit-based compensation and equity earnings from unconsolidated affiliate, net of distributions of $1.7 million and $1.0 million, respectively.  In addition, the operating cash flows had an increase in working capital of $0.8 million.  The net changes in working capital were primarily driven by the timing of collection of accounts receivables and the timing of payments of accounts payables and accrued expenses.

Cash Flow from Investing Activities. Investing activities consist primarily of capital expenditures for expansion and maintenance as well as property and equipment divestitures.  Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2017, which was used for expansion and maintenance capital expenditures.  Net cash used in investing activities was $28.9 million for the nine months ended September 30, 2016, of which $8.0 million was used for the acquisition of our Pennsylvania terminals and $20.9 million was used for expansion and maintenance capital expenditures.

Cash Flow from Financing Activities. Financing activities consist primarily of borrowings and repayments related to the Credit Facility, the related deferred financing costs and distributions to our investors. Net cash flows used in financing activities was $27.5 million for the nine months ended September 30, 2017, compared to net cash flows used by financing activities of $15.9 million for the nine months ended September 30, 2016. This $11.6 million decrease was primarily attributable to a decrease in the net proceeds of borrowings from the Credit Facility of $12.9 million primarily related to the acquisition of the Pennsylvania terminals, which occurred in 2016, and a decrease in borrowings related to expansion projects in 2017 compared to 2016.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations	$256,000	$-	$256,000	$-	$-
Operating lease obligations	12,702	6,450	6,252	-	-
Earn-out obligations	22,391	2,281	4,563	4,563	10,984
Settlement obligations	625	500	125	-	-
Total	$291,718	$9,231	$266,940	$4,563	$10,984

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

We incurred maintenance and expansion capital expenditures for the three and nine months ended September 30, 2017 and 2016 as set forth in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$1,366	$2,583	$3,314	$6,985
Expansion capital expenditures	5,888	3,493	12,542	12,552
Total capital expenditures	$7,254	$6,076	$15,856	$19,537

Maintenance Capital Expenditures

Maintenance capital typically consists of capital invested to: (i) clean, inspect and repair storage tanks; (ii) clean and paint tank exteriors; (iii) inspect and upgrade vapor recovery/combustion units; (iv) maintain and/or upgrade fire protection systems; (v) support various regulatory programs; (vi) inspect and repair cathodic protection systems; (vii) inspect and repair tank infrastructure; and (viii) make other general facility repairs as required. Due to the nature of these projects, we will incur additional capital expenditures in some years as compared to others.  The decreases of $1.1 million and $3.7 million for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016 were due to maintenance dredging at our Mobile and Blakeley terminals, major repairs on the Chickasaw terminal dock and planned tank inspections repairs that occurred in 2016.

Expansion Capital Expenditures

During the three and nine months ended September 30, 2017, we invested capital to: (i) upgrade our Blakeley and Mobile terminals to support two new, long-term customer agreements; (ii) upgrade our Blakeley terminal to support amendments to existing customer agreements; (iii) upgrade our Chickasaw terminal infrastructure to support two new, long-term customer agreements; (iv) upgrade the Pennsylvania terminals to support increased customer demand; (v) design, develop and construct a new infrastructure project at our Joliet terminal in connection with a new customer services agreement to commence, subject to the satisfaction of certain conditions, during the first quarter of 2018; and (vi) upgrade infrastructure in our Portland terminal to support new, potential commercial opportunities.

During the three and nine months ended September 30, 2016, we invested capital to: (i) upgrade our Blakeley terminal in connection with a new long-term customer agreement; (ii) upgrade our Joliet and Portland terminals to support existing customer agreements; (iii) construct a new tank at our Pawnee terminal to support an existing customer contract; (iv) expand the marine infrastructure and capabilities of our Chickasaw terminal; and (v) upgrade the Pennsylvania terminals to support increased customer demand.

Following the closing of the acquisition of the Pawnee terminal, we expended approximately $11.0 million to complete in 2016 the construction of the Pawnee terminal.

During 2017, as previously disclosed in our 2016 Partnership 10-K, we plan to deploy approximately $10 million to support certain identified growth projects, including the following: (i) to upgrade tanks and associated infrastructure at the Pennsylvania terminals, (ii) to upgrade the Blakeley terminal to support a new, long-term asphalt customer, (iii) to upgrade the Mobile terminal to support a new, long-term fuel oil customer and (iv) to rehabilitate certain tanks for operational readiness for potential future customers. As of September 30, 2017, of the $10 million described above, we had deployed approximately $6.2 million to such identified growth projects.

In addition, we have committed to deploy (i) approximately $15.0 million, 40% of which to be funded by our joint venture partner, for the design, development and construction of storage tanks and associated marine infrastructure at our Joliet terminal in connection with a new customer services agreement to commence, subject to the satisfaction of certain conditions, during the first quarter of 2018, (ii) approximately $8.9 million, 40% of which to be funded by our joint venture partner, for the design, development and construction of storage tanks and associated truck rack infrastructure at our Joliet terminal in connection with a new customer services agreement to commence, subject to the satisfaction of certain conditions, during the first quarter of 2018 (and if such conditions are not satisfied, by January 1, 2019 or such earlier date as the parties may agree), (iii) up to $1 million to demolish a building at our Brooklyn terminal to potentially construct an ultra-low sulfur diesel tank and associated infrastructure, and (iv) up to $3.0 million to expand our gasoline storage capacity and associated infrastructure at our Selma terminal.

In addition to the projects identified above, we are also evaluating upwards of approximately $12.1 million of projects across a number of terminals. These potential projects include (i) new tankage to support storage and throughput opportunities in a number of terminalling markets and (ii) upgrades to existing rail infrastructure at certain terminals. The success and outcome of these projects will depend upon a variety of factors, including market conditions, regulatory limitations, customer demand, commercial contract terms and our access to available capital.

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

Critical Accounting Policies and Estimates

As of September 30, 2017, there have been no significant changes to our critical accounting policies and estimates disclosed in our 2016 Partnership 10-K, as filed with the SEC.

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

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness. As of September 30, 2017, we had $256.0 million of outstanding borrowings under the Credit Facility, bearing interest at variable rates. The weighted average interest rate incurred on the indebtedness during the three and nine months ended September 30, 2017 was approximately 4.3% and 4.2%, respectively. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an estimated $0.6 million and $1.9 million increase in interest expense for the three and nine months ended September 30, 2017, respectively, assuming that our indebtedness remained constant throughout the year. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any hedges.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management of our General Partner, including our General Partner’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our General Partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2017, JBBR filed a counterclaim under seal against Ragnar Benson in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois (the “Will County Circuit Court”) for breach of the Ragnar Benson EPC Contract between JBBR (which is a wholly-owned subsidiary of our joint venture company, Joliet Holdings, 40% of which is owned by an affiliate of GE EFS) and Ragnar Benson, pursuant to which Ragnar Benson agreed to provide certain engineering, procurement and construction services in connection with the development and construction of our Joliet terminal.  JBBR is seeking an unspecified amount of damages, including attorneys’ fees and liquidated damages, in connection with JBBR’s claim that Ragnar Benson failed to achieve final completion of its work by the date required therefor under the Ragnar Benson EPC Contract and that certain deficiencies exist with respect to Ragnar Benson’s work in respect of the engineering and construction of a steam and condensate system and a thermal fluid system, which systems are used by JBBR under certain circumstances during cold weather operating activities. JBBR asserted its counterclaim in connection with litigation initiated by Ragnar Benson by the filing of a complaint (the “Ragnar Benson Complaint”) against JBBR on January 23, 2017 in the Will County Circuit Court, pursuant to which Ragnar Benson alleged that it has achieved final completion under the Ragnar Benson EPC Contract and, as a result, is owed $992,000, which represents the remaining amounts claimed to be due to Ragnar Benson for its services thereunder, plus accrued interest. We believe that Ragnar Benson has not reached final completion under the Ragnar Benson EPC Contract due to its failure to comply with its obligations thereunder, and JBBR intends to vigorously defend the allegations made by Ragnar Benson in the Ragnar Benson Complaint and to pursue its counterclaim against Ragnar Benson.  In addition, the relief sought by JBBR in connection with its counterclaim is substantially in excess of the amount asserted by Ragnar Benson.  We also believe that any amounts owed to Ragnar Benson under the Ragnar Benson EPC Contract for the purpose of achieving final completion thereunder are required to be paid by CenterPoint pursuant to the express terms of the Membership Interest Purchase Agreement entered into by CenterPoint and Joliet Holdings in May 2015 in connection with the acquisition of JBBR by Joliet Holdings.  JBBR engaged the services of an expert engineering firm, who has completed a preliminary evaluation of the deficiencies with the steam and condensate system and the thermal fluid system and has recommended measures for the remediation of such deficiencies.  Certain of those recommended remediation activities are currently being performed at the facility.  We have also investigated the potential liability of Wilson, the engineering firm that (along with Ragnar Benson) designed the Joliet terminal.  On July 31, 2017, the Will County Circuit Court Judge presiding over the Ragnar Benson Complaint granted JBBR leave to add Wilson as a party to the pending litigation.  Thereafter, JBBR filed a complaint against Wilson in the Will County Circuit Court, seeking damages in an amount yet to be determined, but in excess of several millions of dollars, as a result of the breach by Wilson of its standard of care and other obligations with respect to the design and engineering of the steam and condensate system and the thermal fluid system under the master services agreement between Wilson and JBBR, pursuant to which Wilson agreed to conduct certain design, engineering and construction oversight services in connection with the development of the Joliet terminal. On November 7, 2017, Wilson filed its answer and affirmative defenses to JBBR’s complaint.  We cannot provide assurances that we will be successful in our counterclaims against Ragnar Benson and our claims against Wilson and, if successful, that the amount of any award will reimburse us for all of the costs we have or will incur to remediate the deficiencies with the steam and condensate system and the thermal fluid system at the Joliet terminal.

On October 3, 2017, David Spicer, a purported common unitholder, filed a complaint against us and our Board in the U.S. District Court for the Southern District of New York. The case is captioned David Spicer v. Arc Logistics Partners LP, et al., Case No. 1:17-cv-07555 (S.D.N.Y.). The complaint alleges that (1) we and our Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by allegedly failing to disclose material information in the preliminary version of our proxy statement filed on September 26, 2017 (the “Preliminary Proxy Statement”), and (2) our Board, as alleged control persons of the Partnership, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Preliminary Proxy Statement. Mr. Spicer has asked the court to, among other things, (i) enjoin us and our Board from proceeding with or consummating the Merger and the GP Equity Transfer, (ii) alternatively, if the Merger and the GP Equity Transfer are consummated, rescind the Merger and the GP Equity Transfer or award rescissory damages, (iii) direct our Board to disclose the material information allegedly omitted from the Preliminary Proxy Statement, (iv) declare that we and our Board violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and/or Section 20(a) of the Exchange Act, and (v) award Mr. Spicer attorneys’ and experts’ fees.

On October 4, 2017, Hakeem Jacobs, a purported common unitholder, filed a putative class action complaint against us and our Board on behalf of a class of common unitholders other than us, our Board, and our respective affiliates in the U.S. District Court for the Southern District of New York. The case is captioned Hakeem Jacobs v. Arc Logistics Partners LP, et al., Case No. 1:17-cv-07579 (S.D.N.Y.). The complaint alleges that (1) we and our Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by allegedly failing to disclose material information about the Merger and the GP Equity Transfer in the Preliminary Proxy Statement, and (2) our Board, as alleged control persons of the Partnership, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Preliminary Proxy Statement. Mr. Jacobs has asked the court to, among other things, (i) certify the case as a class action, (ii) enjoin us and our Board from proceeding with the special meeting of our common unitholders or consummating the Merger and the GP Equity Transfer until we disclose the material information allegedly omitted from the Preliminary Proxy Statement, (iii) direct us and our Board to account for any alleged damages sustained by Mr. Jacobs and the purported class and (iv) award Mr. Jacobs attorneys’ and experts’ fees. On October 23, 2017, Mr. Jacobs’ counsel sent a letter to counsel for us and our Board that repeated allegations in the Jacobs complaint concerning certain information allegedly omitted from the Preliminary Proxy Statement, and threatened that if we and our Board did not disclose such information, Mr. Jacobs would ask the court for a preliminary injunction to prevent us and our Board from proceeding with the special meeting of our common unitholders or consummating the Merger and the GP Equity Transfer.

On October 4, 2017, Anthony Franchi, a purported common unitholder, filed a putative class action complaint against the MLP Entities, our Board, the Lightfoot Entities and the Parent Entities (collectively, “Defendants”) on behalf of a class of common unitholders other than Defendants and their respective affiliates in the U.S. District Court for the Southern District of New York. The case is captioned Anthony Franchi v. Arc Logistics Partners LP, et al., Case No. 1:17-cv-07602 (S.D.N.Y.). The complaint alleges that (1) Defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by allegedly failing to disclose material information about the Merger and the GP Equity Transfer in the Preliminary Proxy Statement, and (2) our Board and the Parent Entities, as alleged control persons of the Partnership, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient Preliminary Proxy Statement. Mr. Franchi has asked the court to, among other things, (i) enjoin Defendants from proceeding with or consummating the Merger and the GP Equity Transfer; (ii) alternatively, if the Merger and the GP Equity Transfer are consummated, rescind the Merger and the GP Equity Transfer or award rescissory damages, (iii) direct our Board to disclose the material information allegedly omitted from the Preliminary Proxy Statement, (iv) declare that Defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and/or Section 20(a) of the Exchange Act, and (v) award Mr. Franchi attorneys’ and experts’ fees.

We believe that the Spicer, Jacobs and Franchi complaints are without merit. We cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

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

None.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1^

Purchase Agreement and Plan of Merger, dated August 29, 2017, by and among Arc Logistics Partners LP, Arc Logistics GP LLC, Lightfoot Capital Partners, LP, Lightfoot Capital Partners GP LLC, Zenith Energy U.S., L.P., Zenith Energy U.S. GP, LLC, Zenith Energy U.S. Logistics, LLC and Zenith Energy U.S. Logistics Holdings, LLC. (incorporated herein by reference to Exhibit 2.1 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on August 29, 2017 (SEC File No. 001-36168)).

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

99.1

Purchase Agreement, dated as of August 29, 2017 by and among EFS Midstream Holdings LLC, as Seller, and Lightfoot Capital Partners, LP, Lightfoot Capital Partners GP LLC and Zenith Energy U.S. Logistics Holdings, LLC, as Buyers (incorporated herein by reference to Exhibit 99.2 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on August 29, 2017 (SEC File No. 001-36168)).

99.2

Partially Conditional Purchase Agreement, dated as of August 29, 2017 by and among LCP LNG Holdings, LLC, Lightfoot Capital Partners GP LLC and Lightfoot Capital Partners, LP, Zenith Energy U.S., L.P., Zenith Energy U.S. GP, LLC, Zenith Energy U.S. Logistics Holdings, LLC and (solely for purposes of Section 1.1(d) of such agreement), Arc Logistics Partners LP (incorporated herein by reference to Exhibit 99.3 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on August 29, 2017 (SEC File No. 001-36168)).

99.3

Support Agreement, dated as of August 29, 2017, by and among Lightfoot Capital Partners GP LLC, Lightfoot Capital Partners, LP, Zenith Energy U.S. GP LLC, Zenith Energy U.S., L.P., Zenith Energy U.S. Logistics, LLC and Zenith Energy U.S. Logistics Holdings, LLC (incorporated herein by reference to Exhibit 99.4 of Arc Logistics Partners LP’s Current Report on Form 8-K filed on August 29, 2017 (SEC File No. 001-36168)).

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

ARC LOGISTICS PARTNERS LP

	By:	ARC LOGISTICS GP LLC, its General Partner

Date: November 8, 2017	By:	/s/ BRADLEY K. OSWALD
Bradley K. Oswald
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)